Form 10-Q
period 1996-03-31
NOBEL INSURANCE LTD
filed 1997-07-03
CIK 354392

                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549


                                      FORM 10-Q


                     QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

           For Quarter Ended March 31, 1996 Commission File Number 0-10071



                               NOBEL INSURANCE LIMITED
                (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                    ISLANDS OF BERMUDA                                         98-0076395
(STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)  (I.R.S. EMPLOYER IDENTIFICATION NO.)

                  FALCONER HOUSE                                               NONE
                   GROUND LEVEL                                             (Zip Code)
                108 PITTS BAY ROAD                                             HMDX
                 HAMILTON, BERMUDA
      (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

          REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (809)292-7104.



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.


                                  YES  /X/     NO  / /


        Number of Common Shares, $1.00 Par Value, outstanding at May 10, 1996

                                      4,562,206

                               NOBEL INSURANCE LIMITED
                             CONSOLIDATED BALANCE SHEETS
                         (EXPRESSED IN UNITED STATES DOLLARS)

                                                                   MARCH 31,   DECEMBER 31,
                                                                    1996          1995
-------------------------------------------------------------------------------------------
                                                                        (IN THOUSANDS)
ASSETS

Investments:
  Trading portfolio, at fair value:
    Fixed maturity securities (amortized cost: $105 March 31,
     1996 and $105 at December 31, 1995)                           $    190     $    188
  Equity securities (cost: $2,158 at March 31, 1996 and $4,881
   at December 31, 1995)                                              3,348        6,847
  Other investments (cost:  $731 at March 31, 1996 and $763
   at December 31, 1995)                                                830          925
  Fixed maturity securities available for sale, at fair value
   (amortized cost:  $103,368 at March 31, 1996 and $102,588
   at December 31,1995)                                             103,612      105,601
  Short-term investments, at cost, which approximates fair
   value                                                              7,885       13,798
                                                                   --------     --------
      Total investments                                             115,865      127,359

Cash                                                                    713        1,507
Funds held by reinsurance companies                                   3,571        3,341
Premiums and other receivables less allowance for doubtful
 accounts ($389 at March 31, 1996 and $398 at December 31,
 1995)                                                               24,690       23,897
Accrued interest income                                               1,523        1,418
Reinsurance recoverable on paid and unpaid claims                    26,343       22,588
Prepaid reinsurance premiums                                         11,400       12,826
Property and equipment less accumulated depreciation ($1,644
 at March 31, 1996 and $1,840 at December 31, 1995)                   3,826        3,642
Deferred policy acquisition costs                                     4,290        3,129
Net deferred tax asset                                                3,019        2,112
Other assets                                                          1,661        1,569
                                                                   --------     --------

      Total assets                                                 $196,901     $203,388
                                                                   --------     --------
                                                                   --------     --------

             (See Accompanying Notes to Consolidated Financial Statements)

                            NOBEL INSURANCE LIMITED
                          CONSOLIDATED BALANCE SHEETS
                     (EXPRESSED IN UNITED STATES DOLLARS)
                                (CONTINUED)

                                                                         MARCH 31,     DECEMBER 31,
                                                                           1996           1995
------------------------------------------------------------------------------------------------------
                                                                     (IN THOUSANDS, EXCEPT SHARE DATA)
LIABILITIES

Reserve for claims and claims expenses                                   $ 85,500        $ 81,675

Unearned premiums                                                          37,750          38,106

Accounts payable and accrued liabilities                                    9,880           9,907

Reinsurance premiums payable                                                7,758           7,138

Other liabilities                                                           3,959           1,654
                                                                         --------        --------

      Total liabilities                                                   144,847         138,480
                                                                         --------        --------

SHAREHOLDERS' EQUITY

Capital shares (Authorized 20,000,000 shares; $1 par value; issued
 7,709,088 shares at March 31, 1996; 7,626,725 shares at December 1995;
 outstanding 4,557,136 shares at March 31, 1996 and 5,542,363 shares
 at December 31, 1995)                                                      7,709           7,627

Contributed surplus                                                        44,397          44,081

Unrealized gain on investments                                                178           2,093

Retained earnings                                                          28,018          26,612

Treasury stock, at cost (3,151,952 shares at March 31, 1996 and
 2,084,362 shares at December 31, 1995)                                   (28,248)        (15,505)
                                                                         --------        --------
Total shareholders' equity                                                 52,054          64,908
                                                                         --------        --------
Commitments and Contingencies

Total liabilities and shareholders' equity                               $196,901        $203,388
                                                                         --------        --------
                                                                         --------        --------


         (See Accompanying Notes to Consolidated Financial Statements)

                              NOBEL INSURANCE LIMITED
             CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                       (EXPRESSED IN UNITED STATES DOLLARS)

                                                        THREE MONTHS ENDED
                                                             MARCH 31,
(IN THOUSANDS, EXCEPT PER SHARE DATA)                   1996          1995
------------------------------------------------------------------------------
REVENUES:
  Premiums written                                    $18,701       $11,206
  Reinsurance purchased                                (4,314)       (3,629)
                                                      -------       -------
  Net premiums written                                $14,387       $ 7,577
                                                      -------       -------
                                                      -------       -------

  Premiums earned                                     $19,055       $15,101
  Premiums ceded                                       (5,739)       (4,818)
                                                      -------       -------
  Net premiums earned                                  13,316        10,283

  Interest income, net of investment expenses
   of $177 at March 31, 1996 and $106 at
   March 31, 1995, respectively                         1,678         1,835
  Net investment gains                                    212            --
  Claim adjusting fees earned                           3,557         1,994
                                                      -------       -------
Total revenues                                         18,763        14,112
                                                      -------       -------

EXPENSES:

  Claims and claims expenses                           14,776        11,580
  Reinsurance recoveries                               (5,664)       (4,463)
                                                      -------       -------
  Net claim and claim expenses                          9,112         7,117
  Service fees and commissions                          3,943         1,824
  General and administrative expenses                   4,180         4,023
                                                      -------       -------
  Total expenses                                       17,235        12,964
                                                      -------       -------
  Net income before income taxes                        1,528         1,148

  Income tax expense (benefit):
    Current                                               175            --
                                                                    -------
    Deferred                                              (53)           --
                                                      -------       -------
    Income tax expense                                    122            --
                                                      -------       -------
  Net income                                            1,406         1,148
  Retained earnings at beginning of period             26,612        21,536
  Dividends paid on capital shares                         --          (296)
                                                      -------       -------
  Retained earnings at end of period                  $28,018       $22,388
                                                      -------       -------
                                                      -------       -------
EARNINGS PER CAPITAL SHARE:

  Net income per capital share                        $   .29       $   .19
                                                      -------       -------
                                                      -------       -------
  Average number of capital shares                      4,830         6,057
                                                      -------       -------
                                                      -------       -------

         (See Accompanying Notes to Consolidated Financial Statements)

                            NOBEL INSURANCE LIMITED
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     (EXPRESSED IN UNITED STATES DOLLARS)

                                                      THREE MONTHS ENDED
                                                           MARCH 31
                                                      1996          1995
---------------------------------------------------------------------------
                                                         (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                           $  1,406    $  1,148
   Adjustments to reconcile net income to net
    cash from operations activity:
   Depreciation and amortization                          167         328
   Change in deferred acquisition costs                (1,161)         60
   Deferred tax benefit                                   (35)         --
   Increase in reserve for claims and claims
    expenses                                            3,825       7,628
   Decrease in unearned premiums                         (356)     (3,895)
   Decrease in accounts payable and accrued
    liabilities                                           (27)       (706)
   (Decrease) in deferred service fee income              (65)        (78)
   (Increase) decrease in premiums receivable            (173)      6,589
   (Increase) in accrued interest income                 (105)       (108)
   (Increase) in reinsurance recoverables              (3,755)     (4,198)
   Decrease in prepaid reinsurance premiums             1,426       1,189
   (Increase) decrease in other assets                    105        (200)
   (Increase) decrease in funds held by
     reinsurance companies                               (230)          1
   Net (additions to) dispositions from
    trading portfolio investments                       3,608       2,895
   Net realized investment gains                         (212)         --
   Losses on disposal of other assets                       9           7
                                                      -------     -------
      Net cash provided from operating
       activities                                       4,427      10,660
                                                      -------     -------
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from Investments sold or matured:
   Fixed maturities, available for sale                13,218       7,700
Purchase of investments:
   Fixed maturities, available for sale               (13,820)     (7,645)
Payments on acquisitions                                  ---      (1,206)
Purchase of software, property and equipment             (556)     (2,253)
                                                      -------     -------
   Net cash (used by) investing activities             (1,158)     (3,404)
                                                      -------     -------


           (See Accompanying Notes to Consolidated Financial Statements)

                            NOBEL INSURANCE LIMITED
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     (EXPRESSED IN UNITED STATES DOLLARS)
                                  (CONTINUED)


                                                  THREE MONTHS ENDED
                                                       MARCH 31,
                                                  1996         1995
-------------------------------------------------------------------------
                                                         (IN THOUSANDS)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable                       2,500       1,169
Proceeds from issuance of capital shares            398          58
Repayment of notes payable and capital
 lease obligation                                  (131)       (127)
Purchase of treasury stock                      (12,743)        (46)
Dividends paid shareholders                         ---        (296)
                                               --------    ---------
   Net cash provided (used by) financing
    activities                                   (9,976)        758
                                               --------    ---------
Net increase (decrease) in cash and cash
 equivalents                                     (6,707)      8,014
Cash and cash equivalents at beginning
 of year                                         15,305      12,476
                                               --------    ---------
Cash and cash equivalents at end of year       $  8,598    $ 20,490
                                               --------    ---------
                                               --------    ---------




         (See Accompanying Notes to Consolidated Financial Statements)

                               NOBEL INSURANCE LIMITED
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


    The Consolidated Balance Sheets at March 31, 1996, and Consolidated Statements of Income and Retained Earnings for the Three months ended March 31, 1996 and Consolidated Statements of Cash Flows for the Three months ended March 31, 1996, have not been examined by independent accountants, but, in the opinion of Nobel Insurance Limited ("Company"), all adjustments (consisting only of normal accruals) necessary for a fair presentation of the financial position and results of operations for the periods indicated have been included.

    Statement of Financial Accounting Standards ("FAS") 115 "Disclosures About Fair Value of Financial Instruments" was adopted in 1994 and impacted the Company's financial statements as follows:

1) Net unrealized gains (losses) of $(838,000) and $82,000 from trading portfolio investments were included in first quarter earnings for 1996 and 1995 respectively.

2) Net unrealized gains of $178,000 and $2,093,000 from portfolio investments classified as available for sale were included in shareholders' equity at March 31, 1996 and December 31, 1995, respectively.

    The Company is a foreign corporation not, in management's opinion, engaged in a trade or business in any jurisdiction requiring the payment of taxes on income except for its United States subsidiaries (the "U.S. Group") who may ultimately pay United States taxes on their income.

    The U.S. Group is domiciled in the United States and is subject to United States taxes on income. At March 31, 1996, the U.S. Group had consolidated net operating losses of approximately $2,400,000 which may be carried forward for U.S. Federal income tax purposes. Such loss carryforwards expire beginning in 2004.

    FAS 109, "Accounting for Income Taxes", was adopted by the Company in 1993 on a prospective basis. The effect of income taxes on operations is presented below:

                                                      THREE MONTHS ENDED
                                                           MARCH 31
                                                       1996        1995
  ------------------------------------------------------------------------
                                                    (DOLLARS IN THOUSANDS)
  Net income before income taxes - consolidated       $1,528      $1,148
  Foreign - not subject to tax.................            7          67
                                                      ------      ------
  U.S. - subject to tax........................       $1,521      $ 1,081
                                                      ------      ------
                                                      ------      ------

  Computed "expected" tax expense @ 34%               $  517      $  368

  Amortization of goodwill.....................          ---          47
  Change in deferred tax valuation allowance...          113        (422)
  Other items, net.............................         (508)          7
                                                      ------      ------
    Tax expense (benefit)......................       $  122      $  ---
                                                      ------      ------
                                                      ------      ------

    The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at March 31, 1996 and December 31, 1995 are presented below:

                                                   MARCH 31,  DECEMBER 31,
                                                        1996       1995
--------------------------------------------------------------------------
                                                    (DOLLARS IN THOUSANDS)
Deferred tax assets:
  Accounts receivable, principally due to
    allowance for doubtful accounts..............      $   81     $   83
  Claims reserves, principally due to discounting
    for tax......................................       2,343      2,243
  Unearned premium adjustment....................       1,791      1,719
  Net operating loss carryforwards...............         817        717
  Other..........................................         936        378
                                                       ------     ------
    Total gross deferred tax assets..............       5,968      5,140
    Less valuation allowance.....................      (1,020)      (907)
                                                       ------     ------
    Net deferred tax assets......................       4,948      4,233
                                                       ------     ------
  Deferred tax liabilities:
    Deferred policy acquisition costs............      (1,461)    (1,064)
    Unrealized gains bonds available for sale....         (65)      (920)
    Other........................................        (403)      (137)
                                                       ------     ------
      Total gross deferred tax liabilities.......      (1,929)    (2,121)
                                                       ------     ------
        Net deferred tax balance.................      $3,019     $2,112
                                                       ------     ------
                                                       ------     ------

    The valuation allowance for deferred tax assets as of December 31, 1995 was $907,000. The net change in the total valuation allowance for the period ended March 31, 1996 was an increase of $113,000 based on a quarterly calculation of taxes on an annualized basis. The Company has offset the deferred tax asset with a valuation allowance that it feels establishes the realizability of the deferred tax asset at this date. Future changes in estimate of this valuation allowance will be reflected in operations in the period in which they are determined.

    Earnings per share was determined by dividing net income by average primary shares outstanding which, includes common and common equivalent shares outstanding attributable to outstanding stock options as follows:

                                                  THREE MONTHS ENDED
                                                       MARCH 31,
                                                     1996     1995
--------------------------------------------------------------------
                                                     (IN THOUSANDS)

  Average common shares outstanding......            4,699     5,921
  Shares applicable to common
    stock equivalents....................              131       136
                                                     -----     -----
  Average primary shares outstanding.....            4,830     6,057
                                                     -----     -----
                                                     -----     -----

    Insurance companies are required to provide reserves for the settlement and expense of investigation of all reported and unreported claims. Such provisions are necessarily based on estimates. The estimates, and the methods used to arrive at them, are periodically reviewed by the Company in consultation with professional actuaries and changes are reflected in current operations for the period in which they are determined.

    The Company estimates claims and claims expenses based on historical experience and payment and reporting patterns for the type of risk involved. The anticipated effect of inflation is implicitly considered when estimating claims and claims expenses. The difference between the U.S. insurance subsidiary's reserves on a statutory basis and on the basis of generally accepted accounting principles is not material.

    Inherent in the estimates of ultimate claims are expected trends in claim severity, frequency and other factors that may vary as claims are settled. The amount of uncertainty in the estimates is affected by such factors as the amount of historical claims experience relative to the development period for the type of risk, knowledge of the actual facts and circumstances, and the amount of insurance risk retained.

    Since 1989, the Company implemented strategies to reduce the amount of underwriting risk and refine the claims data available for actuarial analysis for its casualty coverages, and has strived to maintain a conservative reserving philosophy to avoid recurrence of the adverse reserve development
experienced prior to 1989.   Prior to the third quarter 1995, the Company
experienced favorable reserve development since 1989.

    At December 31, 1995, the Company recorded reserves for incurred but not reported and development of known claims ("IBNR") which represented the Company's best estimate of the reserve for claims and claims expense. The Company believes the reserves established at March 31, 1996 continue to reflect a conservative reserving philosophy.

    The outstanding balances for casualty and other coverages reserves for incurred but not reported and development of known claims, net of reinsurance recoverable, were (in thousands):

                                        RESERVE   BALANCE    INCOME EFFECT
     PERIOD ENDING                       GROSS      NET      GROSS      NET
     -----------------------------------------------------------------------
     At March 31, 1996..................$39,232   $23,283
     Three months ended March 31, 1996.......................$3,205    $751
     At December 31, 1995...............$36,027   $22,532
     At March 31, 1995..................$30,072   $20,200
     Three months ended March 31, 1995.........................$570   $(834)

    An allowance for doubtful receivables is established when it becomes evident collection is doubtful. An allowance of $389,000 and $398,000 was established as of March 31, 1996 and December 31, 1995, respectively.

    Net income and shareholder's equity of the U.S. insurance subsidiary, as filed with regulatory authorities on the basis of statutory accounting practices, were as follows (in thousands):

                                                   STATUTORY       STATUTORY
                                                  SHAREHOLDERS'       NET
     PERIOD                                          EQUITY      INCOME (LOSS)
     -------------------------------------------------------------------------
     At March 31, 1996..............................$32,095
     Three months ended March 31, 1996...............................$(319)
     At December 31, 1995...........................$33,615
     At March 31, 1995..............................$32,330
     Three months ended March 31, 1995..............................$1,440

  ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

   The principal cash requirements of the Company consist of claims payments and operating expenses.

   The Nobel U.S. Group's non-insurance operations incur substantially all of the administrative expenses. The principal sources of cash to pay the expenses for the non-insurance operations are claim adjusting fees, and administrative service fees from the Domestic Company and the Parent Company.

   The source of liquidity for claims payments consists of net premiums, after deduction for expenses, plus investment income on the balances of such premiums prior to their use to pay claims. These invested balances are also used for collateral to secure certain ceding insurers' reinsurance reserves. United States insurance regulations require the ceding insurers to maintain approved collateral for reinsurance balances, including reserves for unearned premiums and unpaid claims and claims expenses ceded to non-admitted reinsurers.

   The collateral requirements for reinsurance ceded to the Parent Company by INA is being satisfied by a combination of letters of credit and trust balances. The settlement of all claims and claims expenses is being withdrawn from the trust account. The combined amount of letters of credit and market value of trust assets at March 31, 1996 is $21,210,000.

   The terms of the Parent Company's letter of credit facility requires collateral equal to the amount of letters of credit issued plus a negotiated market value margin for investments other than short-term investments. At March 31, 1996, the collateral consisted of short-term bank deposits and AAA-rated fixed income securities which require a 5% margin. At March 31, 1996, the Company had cash and investments of $116,578,000 of which $26,598,000 was collateralized or pledged to secure the U.S. insurers that have ceded reinsurance to the Company, and to maintain security deposits in the U.S. with various state insurance departments.

   Effective January 1, 1994, the Company adopted Financial Accounting Standard 115. The Company carries its investments designated as trading portfolio investments at market value. Year to date as of March 31, 1996, the Company sold $2,846,000 of trading portfolio investments with $854,000 gain realized. The Company classified its fixed income security investments, principally bonds, as available for sale, and accordingly, carries these investments at market value. The Company's investment guidelines prescribe a portfolio structure of maturities to provide adequate liquidity to settle claims liabilities. The portfolio continues to be conservatively invested in high quality securities.

   Net cash provided from operating activities for the first three months of 1996 was $4,427,000 compared to $10,660,000 for first three months of 1995. Net cash used by investing activities was $1,158,000 for the first three months of 1996, as opposed to $3,404,000 for the same period of 1995. Cash used by financing activities included the purchase of 1,067,590 shares of treasury stock at an average cost of $11.94, less proceeds from notes payable of $2,500,000 to net financing cash used of $9,967,000, compared to cash provided of $758,000 for first three months of 1995.

   The insurance operations require capital to support premium writings. The Company believes that its insurance subsidiary may need additional capital to support planned business activities. Management is contemplating outside financing to meet the additional business opportunities planned in 1996.

RESULTS OF OPERATIONS
THREE MONTHS 1996 VERSUS THREE MONTHS 1995
------------------------------------------

   The composition of the net income for 1996 as compared to the net income for 1995 by type of operation is as follows:

                                               1996        1995
----------------------------------------------------------------------
                                            (DOLLARS IN THOUSANDS)

     Underwriting operations...............   $ (457)     $   88
     Claim adjusting operations............      463        (235)
     Corporate operations..................     (366)       (540)
     Investment and other income...........    1,889       1,835
     Federal income tax....................     (122)          -
                                              ------      ------
     Net after tax.........................   $1,407      $1,148
                                              ------      ------
                                              ------      ------

   There is significant seasonality in the Company's operating results, with the first quarter generally weakest and the third quarter strongest. Investment and other income for the three months of 1996 and 1995 was impacted by reduced yield rates and the acquisition of treasury stock in the first three months of 1996.

UNDERWRITING OPERATIONS. Premiums written increased $7,495,000, or 66%, over 1995. Reinsurance purchased decreased $688,000, or 19%. Earned premiums for commercial casualty programs gained 15% while market conditions remained competitive; earned premiums for specialty lines' programs gained 52% due to surety bond new business growth; and personal lines low-value dwelling program earned premiums gained 156% due to geographic expansion. The comparability of reinsurance purchased is affected by changes in two major reinsurance programs in 1996 and 1994. Effective January 1,1996, the low-value dwelling reinsurance program was restructured to provide 50% quota share and excess of loss reinsurance. The financial effect was decreased premiums ceded accompanied by decreased claims recoveries and ceding commissions. Effective July 1, 1994, the commercial casualty reinsurance program was restructured to achieve lower reinsurance costs while maintaining a $500,000 retention. The financial effect was decreased premiums ceded accompanied by decreased claims recoveries and increased ceding commissions. Both reinsurance program changes applied to the unearned premiums on the effective date.

   The claims ratio to net earned premiums was 68% for the first three months of 1996 compared to 64% in the same period of 1995. The increase resulted primarily from increased reserves to recognize current casualty insurance pricing trends associated with intense competition and continued soft market conditions. Approximately 607,000 increased claims reserves were recorded in the first quarter of 1996 to report the current actuarial indications of the ultimate cost of future claims settlements, primarily for the specialized hauler's program. All of the increase was provision for claims occurring in prior accident years. After the adjustment, the consolidated 1996 accident year loss ratio was 63%.

   Expenses, which consist of net service fees and commissions and general and administrative expenses, excluding the claim adjusting and corporate operations, were 38% and 41% of net written premiums for the first three months of 1996 and 1995, respectively. The following table shows the components of net service fees and commissions:

                                                         1996      1995
------------------------------------------------------------------------------
                                                      (DOLLARS IN THOUSANDS)

     Commissions, fronting, and taxes expense......     $4,214    $2,036
     Ceding commission income......................     (1,090)   (1,250)
     Service fee income............................         (0)      (78)
     Change in deferred acquisition costs..........     (1,161)       60
                                                        -------   -------
                                                         1,964       768
     Claim adjusting commission paid...............      1,980     1,056
                                                        -------   -------
                                                        $3,943    $1,824
                                                        -------   -------
                                                        -------   -------

   Commissions, fronting, and taxes expense was 23% of premiums written in 1995 compared to 18% in 1994. Ceding commission income was 25% of reinsurance purchased for the first three months of 1996 compared to 34% for the same period of 1995.

   General and administrative expenses charged to operations increased by $157,000 or 4% and were 29% of premiums written for the first three months of 1996 compared to 53% in the same period of 1995. The slight increase is related to the January 1995 acquisition of the Atlanta, Georgia based underwriting facility from the general agent to establish NIC's surety division.

CLAIM ADJUSTING OPERATIONS. Increased claim adjusting fees of $1,563,000 and claim adjusting commissions of $924,000 resulted primarily from increased catastrophe business activity.

INVESTMENT INCOME. Net interest income decreased by 157,000 or 9%, due to lower yields on reduced investment balances due to the acquisition of treasury stock during the first three months of 1996. Net realized investment gains increased by $212,000 during the first three months of 1996 versus 1995.

   The effect of inflation on net income was not significant to the Company's results during this period.

PART II.  OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS
          -----------------
        Not applicable.

Item 2.   CHANGES IN SECURITIES
          ---------------------
        Not applicable.

Item 3.   DEFAULTS UPON SENIOR SECURITIES
          -------------------------------
        Not applicable.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
        1. At the Company's Annual Meeting of Shareholders held on May 10, 1996, the proposal to fix the number of directors at six was passed and the following individuals were elected to the Board of Directors:

                                      VOTES FOR      VOTES WITHHELD
                                      ---------      --------------
        Jeffry K. Amsbaugh            3,893,781           400
        Robert C. Duvall              3,893,681           500
        Gregory E. Leonard            3,893,881           300
        Thomas J. O'Shane             3,893,881           300
        Roger T. Rankin               3,893,881           300
        Robert B. Sanborn             3,893,881           300


                                                 AFFIRMATIVE  NEGATIVE   VOTES
                                                    VOTES      VOTES    WITHHELD
                                                    -----      -----    --------
        2. Approval of the employment of KPMG     3,892,344    1,437       400
        Peat Marwick as independent auditors for the fiscal year ended December 31, 1996.

                                   SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto



                              NOBEL INSURANCE LIMITED




  /s/ Jeffry K. Amsbaugh                 /s/ Thomas D. Nimmo
  ---------------------------------      ---------------------------------
  Jeffry K. Amsbaugh                     Thomas D. Nimmo
  Chief Executive Officer                Senior Vice President and Treasurer


  May 14, 1996