Form 10-Q
period 1996-06-30
NOBEL INSURANCE LTD
filed 1997-07-03
CIK 354392

                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549


                                      FORM 10-Q


                     QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

            For Quarter Ended June 30, 1996 Commission File Number 0-10071




                               NOBEL INSURANCE LIMITED
                (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)



               ISLANDS OF BERMUDA                          98-0076395
        (STATE OR OTHER JURISDICTION OF                 (I.R.S. EMPLOYER
         INCORPORATION OR ORGANIZATION)                IDENTIFICATION NO.)


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

                               YES  /X/     NO  / /


      Number of Common Shares, $1.00 Par Value, outstanding at August 13, 1996

                                      4,466,406

                               NOBEL INSURANCE LIMITED
                             CONSOLIDATED BALANCE SHEETS
                         (EXPRESSED IN UNITED STATES DOLLARS)

                                                    JUNE 30,   DECEMBER 31,
                                                      1996        1995
----------------------------------------------------------------------------
                                                        (IN THOUSANDS)
ASSETS

Investments:
   Trading portfolio, at fair value:
     Fixed maturity securities (amortized
      cost:  $0 June 30, 1996 and $105 at
      December 31, 1995)                            $   ---     $    188
   Equity securities (cost: $2,194 at
    June 30, 1996 and $4,881 at
    December 31, 1995)                                3,564        6,847
     Other investments (cost:  $731 at
      June 30, 1996 and $763 at December
      31, 1995)                                         822          925
   Fixed maturity securities available for sale,
    at fair value (amortized cost: $101,871 at
    June 30, 1996 and $102,588 at December 31,1995)  100,762     105,601
   Short-term investments, at cost, which
    approximates fair value                           12,320      13,798
                                                    --------    --------
        Total investments                            117,468     127,359
Cash                                                     974       1,507
Funds held by reinsurance companies                    3,226       3,341
Premiums and other receivables less allowance
 for doubtful accounts ($389 at June 30, 1996
 and $398 at December 31, 1995)                       30,367      23,897
Accrued interest income                                1,421       1,418
Reinsurance recoverable on paid and unpaid claims     23,584      22,588
Prepaid reinsurance premiums                          11,764      12,826
Property and equipment less accumulated
 depreciation ($1,775 at June 30, 1996 and
 $1,840 at December 31, 1995)                          4,046       3,642
Deferred policy acquisition costs                      4,828       3,129
Net deferred tax asset                                 3,036       2,112
Other assets                                           1,930       1,569
                                                    --------    --------
        Total assets                                $202,644    $203,388
                                                    --------    --------
                                                    --------    --------

          (See Accompanying Notes to Consolidated Financial Statements)

                               NOBEL INSURANCE LIMITED
                             CONSOLIDATED BALANCE SHEETS
                         (EXPRESSED IN UNITED STATES DOLLARS)
                                     (CONTINUED)

                                               JUNE 30,     DECEMBER 31,
                                                 1996          1995
-----------------------------------------------------------------------------
                                           (IN THOUSANDS, EXCEPT SHARE DATA)

LIABILITIES

Reserve for claims and claims expenses        $ 86,018       $ 81,675
Unearned premiums                               40,932         38,106
Accounts payable and accrued liabilities         9,908          9,907
Reinsurance premiums payable                     9,893          7,138
Other liabilities                                3,699          1,654
                                              --------       --------
   Total liabilities                           150,450        138,480
                                              --------       --------

SHAREHOLDERS' EQUITY

Capital shares (Authorized 20,000,000
 shares; $1 par value; issued 7,732,958
 shares at June 30, 1996; 7,626,725 shares
 at December 1995; outstanding 4,571,756
 shares at June 30, 1996 and 5,542,363
 shares at December 31, 1995)                    7,733          7,627
Contributed surplus                             44,466         44,081
Unrealized gain on investments                  (1,175)         2,093
Retained earnings                               29,522         26,612
Treasury stock, at cost (3,161,202 shares
 at June 30, 1996 and 2,084,362 shares
 at December 31, 1995)                         (28,352)       (15,505)
                                              --------       --------
Total shareholders' equity                      52,194         64,908
                                              --------       --------
Commitments and Contingencies
Total liabilities and shareholders' equity    $202,644       $203,388
                                              --------       --------
                                              --------       --------


          (See Accompanying Notes to Consolidated Financial Statements)
                                        2

                               NOBEL INSURANCE LIMITED
               CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                         (EXPRESSED IN UNITED STATES DOLLARS)

                                           THREE MONTHS ENDED     SIX MONTHS ENDED
                                                JUNE 30,             JUNE 30,
(IN THOUSANDS, EXCEPT PER SHARE DATA)        1996      1995       1996        1995
-------------------------------------------------------------------------------------
REVENUES:

   Premiums written                        $ 23,931  $ 18,826   $ 42,632   $ 30,032
   Reinsurance purchased                     (6,921)   (6,085)   (11,235)    (9,714)
                                           --------  --------   --------   --------
   Net premiums written                      17,010    12,741     31,397     20,318
                                           --------  --------   --------   --------
                                           --------  --------   --------   --------
   Premiums earned                           20,752    14,749     39,807     29,850
   Premiums ceded                            (6,558)   (4,951)   (12,297)    (9,769)
                                           --------  --------   --------   --------
   Net premiums earned                       14,194     9,798     27,510     20,081
   Interest income, net of investment
    expenses of $472 at June 30,
    1996 and $256 at June 30, 1995,
    respectively                              1,514     1,936      3,192      3,771
   Net investment gains                         188       694        400        694
   Claim adjusting fees earned                2,189     2,999      5,746      4,993
                                           --------  --------   --------   --------
  Total revenues                             18,085    15,427     36,848     29,539
                                           --------  --------   --------   --------

EXPENSES:

   Claims and claims expenses                 7,763     8,912     22,927     20,492
   Reinsurance recoveries                     1,445    (2,523)    (4,219)    (6,986)
                                           --------  --------   --------   --------
   Net claim and claim expenses               9,208     6,389     18,708     13,506
   Service fees and commissions               2,043     1,703      5,985      3,527
   General and administrative expenses        4,684     4,444      8,477      8,467
                                           --------  --------   --------   --------
   Total expenses                            15,935    12,536     33,170     25,500
                                           --------  --------   --------   --------
   Net income before income taxes             2,150     2,891      3,678      4,039
   Income tax expense (benefit):
      Current                                   206       ---        381        ---
      Deferred                                  (17)      ---        (70)       ---
                                           --------  --------   --------   --------
      Income tax expense                        189       ---        311        ---
                                           --------  --------   --------   --------
   Net income                                 1,961     2,891      3,367      4,039
   Retained earnings at beginning of
    period                                   28,018    22,388     26,612     21,536
   Dividends paid on capital shares            (457)     (293)      (457)      (589)
                                           --------  --------   --------   --------
   Retained earnings at end of period      $ 29,522   $24,986   $ 29,522   $ 24,986
                                           --------  --------   --------   --------
                                           --------  --------   --------   --------
EARNINGS PER CAPITAL SHARE:
   Net income per capital share            $    .42   $   .48   $    .71   $    .67
                                           --------  --------   --------   --------
                                           --------  --------   --------   --------
   Average number of capital shares           4,696     5,960      4,734      6,000
                                           --------  --------   --------   --------
                                           --------  --------   --------   --------

          (See Accompanying Notes to Consolidated Financial Statements)

                               NOBEL INSURANCE LIMITED
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (EXPRESSED IN UNITED STATES DOLLARS)


                                                             SIX MONTHS ENDED
                                                                  JUNE 30,
                                                            1996          1995
--------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:                         (IN THOUSANDS)

Net income                                                $  3,367     $  4,039
   Adjustments to reconcile net income to
    net cash from operations activity:
   Depreciation and amortization                               392         639
   Change in deferred acquisition costs                     (1,699)       (294)
   Deferred tax benefit                                        (70)        ---
   Increase in reserve for claims and claims expenses        4,343       8,646
   Decrease in unearned premiums                             2,826         182
   Increase (decrease) in accounts payable and
    accrued liabilities                                          1        (616)
   (Decrease) in deferred service fee income                  (148)       (156)
   (Increase) decrease in premiums receivable               (3,715)      3,095
   (Increase) in accrued interest income                        (3)       (218)
   (Increase) in reinsurance recoverables                     (996)     (5,985)
   Decrease in prepaid reinsurance premiums                  1,062          55
   Decrease in other assets                                     87          87
   Decrease in funds held by reinsurance companies             115         105
   Net (additions to) dispositions from trading
    portfolio investments                                    3,760       2,873
   Net realized investment gains                              (400)       (694)
   Losses on disposal of other assets                           14           6
                                                           -------     -------
      Net cash provided from operating activities            8,936      11,764
                                                           -------     -------
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from Investments sold or matured:
   Fixed maturities, available for sale                     20,986      20,715
Purchase of investments:
   Fixed maturities, available for sale                    (20,115)    (24,815)
Payments on acquisitions                                       ---      (1,206)
Purchase of software, property and equipment                (1,327)     (2,749)
                                                           -------     -------
   Net cash (used by) investing activities                    (456)     (8,055)
                                                           -------     -------

          (See Accompanying Notes to Consolidated Financial Statements)

                            NOBEL INSURANCE LIMITED
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (EXPRESSED IN UNITED STATES DOLLARS)
                                  (CONTINUED)

                                                       SIX MONTHS ENDED
                                                            JUNE 30,
                                                       1996        1995
    ---------------------------------------------------------------------
                                                        (IN THOUSANDS)

    CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from notes payable                       2,500       1,275
    Proceeds from issuance of capital shares            491         156
    Repayment of notes payable and capital
     lease obligation                                  (178)       (229)
    Purchase of treasury stock                      (12,847)     (2,146)
    Dividends paid shareholders                        (457)       (589)
                                                   --------     -------
       Net cash (used by) financing activities      (10,491)     (1,533)
                                                   --------     -------
    Net increase (decrease) in cash and cash
     equivalents                                     (2,011)      2,176
    Cash and cash equivalents at beginning
     of year                                         15,305      12,476
                                                   --------     -------
    Cash and cash equivalents at end of year       $ 13,294     $14,652
                                                   --------     -------
                                                   --------     -------



        (See Accompanying Notes to Consolidated Financial Statements)

                               NOBEL INSURANCE LIMITED
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


    The Consolidated Balance Sheets at June 30, 1996, and Consolidated Statements of Income and Retained Earnings for the Six months ended June 30, 1996 and Consolidated Statements of Cash Flows for the Six months ended June 30, 1996, have not been examined by independent accountants, but, in the opinion of Nobel Insurance Limited ("Company"), all adjustments (consisting only of normal accruals) necessary for a fair presentation of the financial position and results of operations for the periods indicated have been included.

    Statement of Financial Accounting Standards ("FAS") 115 "Disclosures About Fair Value of Financial Instruments" was adopted in 1994 and impacted the Company's financial statements as follows:

1) Net unrealized gains (losses) of $(750,000) and $88,000 from trading portfolio investments were included in 1996 six month and second quarter earnings, respectively, compared to $473,000 and $391,000 in the six months and second quarter of 1995.

2) Net unrealized losses of $1,175,000 and net unrealized gains of $2,093,000 from portfolio investments classified as available for sale were included in shareholders' equity at June 30, 1996 and December 31, 1995 respectively.

    The Company is a foreign corporation not, in management's opinion, engaged in a trade or business in any jurisdiction requiring the payment of taxes on income except for its United States subsidiaries (the "U.S. Group") who may ultimately pay United States taxes on their income.

    The U.S. Group is domiciled in the United States and is subject to United States taxes on income. At December 31, 1995, the U.S. Group had consolidated net operating losses of approximately $3,000,000 which may be carried forward for U.S. Federal income tax purposes. It is anticipated that these net operating losses will be fully utilized during 1996.

    FAS 109, "Accounting for Income Taxes", was adopted by the Company in 1993 on a prospective basis. The effect of income taxes on operations is presented below:


                                                            THREE MONTHS ENDED         SIX MONTHS ENDED
                                                                 JUNE 30,                   JUNE 30,
                                                             1996          1995        1996         1995
-------------------------------------------------------------------------------------------------------------
                                                           (DOLLARS IN THOUSANDS)    (DOLLARS IN THOUSANDS)

    Net income before income taxes - consolidated            $2,150       $2,891       $3,678     $4,039
    Foreign - not subject to tax                                 96          511          103        578
                                                             ------       ------       ------     ------
    U.S. - subject to tax                                    $2,054       $2,380       $3,575     $3,461

    Computed "expected" tax expense @ 34%                    $  699      $   833       $1,216     $1,211

    Reduction for tax-exempt interest                          (110)         ---         (174)       ---
    Non-allowed meals and entertainment                           8          ---           17        ---
    Amortization of goodwill                                    ---           38          ---         85
    Change in deferred tax valuation allowance                 (340)        (857)        (453)    (1,289)
    Other items, net                                            (68)         (14)        (295)        (7)
                                                             ------       ------       ------     ------
       Income tax expense                                    $  189      $   ---       $  311    $   ---
                                                             ------       ------       ------     ------
                                                             ------       ------       ------     ------


   The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at June 30, 1996 and December 31, 1995 are presented below:


                                                     JUNE 30,       DECEMBER 31,
                                                       1996            1995
--------------------------------------------------------------------------------
                                                      (DOLLARS IN THOUSANDS)
Deferred tax assets:
  Accounts receivable, principally due to
   allowance for doubtful accounts                   $    80          $    83
  Claims reserves, principally due to discounting
   for tax                                             2,634            2,243
  Unearned premium adjustment                          1,983            1,719
  Net operating loss carryforwards                       ---              717
  Other                                                  416              378
                                                     -------          -------
     Total gross deferred tax assets                   5,113            5,140
     Less valuation allowance                            ---             (907)
                                                     -------          -------
     Net deferred tax assets                           5,113            4,233
                                                     -------          -------
Deferred tax liabilities:
  Deferred policy acquisition costs                   (1,642)          (1,064)
  Unrealized gains bonds available for sale              ---             (920)
  Other                                                 (435)            (137)
                                                     -------          -------
     Total gross deferred tax liabilities             (2,077)          (2,121)
                                                     -------          -------
        Net deferred tax balance                     $ 3,036          $ 2,112
                                                     -------          -------
                                                     -------          -------


   The valuation allowance for deferred tax assets as of December 31, 1995 was $907,000. The net change in the total valuation allowance for the period ended June 30, 1996 was a decrease of $907,000 based on a quarterly calculation of taxes on an annualized basis. The Company has offset the deferred tax asset with a valuation allowance that it feels establishes the realizability of the deferred tax asset at this date. Future changes in estimate of this valuation allowance will be reflected in operations in the period in which they are determined.

   Earnings per share was determined by dividing net income by average primary shares outstanding which, includes common and common equivalent shares outstanding attributable to outstanding stock options as follows:


                                          THREE MONTHS ENDED    SIX MONTHS ENDED
                                               JUNE 30,             JUNE 30,
                                            1996      1995       1996      1995
--------------------------------------------------------------------------------
                                            (IN THOUSANDS)      (IN THOUSANDS)

   Average common shares outstanding        4,565     5,810     4,632     5,866
   Shares applicable to common
    stock equivalents                         131       150       102       134
                                            -----     -----     -----     -----
   Average primary shares outstanding       4,696     5,960     4,734     6,000
                                            -----     -----     -----     -----
                                            -----     -----     -----     -----


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

     At December 31, 1995, the Company recorded reserves for incurred but not reported and development of known claims ("IBNR") which represented the Company's best estimate of the reserve for claims and claims expense. The Company believes the reserves established at June 30, 1996 continue to reflect a conservative reserving philosophy.

The outstanding balances for casualty and other coverages reserves for incurred but not reported and development of known claims, net of reinsurance recoverable, were (in thousands):

                                               RESERVE   BALANCE   INCOME EFFECT
               PERIOD ENDING                    GROSS      NET     GROSS    NET
               -----------------------------------------------------------------
               At June 30, 1996                $39,973    24,579
               Six months ended June 30, 1996                     $3,946  $2,047
               At December 31, 1995            $36,027   $22,532
               At June 30, 1995                $33,202   $21,883
               Six months ended June 30, 1995                     $3,700    $849

     An allowance for doubtful receivables is established when it becomes evident collection is doubtful. An allowance of $389,000 and $398,000 was established as of June 30, 1996 and December 31, 1995, respectively.

     Net income and shareholder's equity of the U.S. insurance subsidiary, as filed with regulatory authorities on the basis of statutory accounting practices, were as follows (in thousands):

                                              STATUTORY    STATUTORY
                                            SHAREHOLDERS'     NET
               PERIOD                          EQUITY    INCOME (LOSS)
               -------------------------------------------------------
               At June 30, 1996                $33,319
               Six months ended June 30, 1996               $1,559
               At December 31, 1995            $33,615
               At June 30, 1995                $34,190
               Six months ended June 30, 1995               $3,230

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     The principal cash requirements of the Company consist of claims payments, operating expenses, and the acquisition of the companies treasury stock in the open market.

     The Nobel U.S. Group's non-insurance operations incur substantially all of the administrative expenses. The principal sources of cash to pay the expenses for the non-insurance operations are claim adjusting fees, and administrative service fees from the Domestic Company and the Parent Company.

     The source of liquidity for claims payments consists of net premiums, after deduction for expenses, plus investment income received on the balances of such premiums prior to their use to pay claims. These invested balances are also used for collateral to secure certain ceding insurers' reinsurance reserves. United States insurance regulations require the ceding insurers to maintain approved collateral for reinsurance balances, including reserves for unearned premiums and unpaid claims and claims expenses ceded to non-admitted reinsurers.

     The collateral requirements for reinsurance ceded to the Parent Company by INA is being satisfied by a combination of letters of credit and trust balances. The settlement of all claims and claims expenses is being withdrawn from the trust account. The combined amount of letters of credit and market value of trust assets at June 30, 1996 is $20,996,000.

     The terms of the Parent Company's letter of credit facility requires collateral equal to the amount of letters of credit issued plus a negotiated market value margin for investments other than short-term investments. At June 30, 1996, the collateral consisted of short-term bank deposits and AAA-rated fixed income securities which require a 5% margin. At June 30, 1996, the Company had cash and investments of $118,442,000 of which $26,475,000 was collateralized or pledged to secure the U.S. insurers that have ceded reinsurance to the Company, and to maintain security deposits in the U.S. with various state insurance departments.

     Effective January 1, 1994, the Company adopted Financial Accounting
Standard 115.   The Company carries its investments designated as trading
portfolio investments at market value. Year to date as of June 30, 1996, the Company sold $2,951,000 of trading portfolio investments with $936,436 gain realized. The Company classified its fixed income security investments, principally bonds, as available for sale, and accordingly, carries these investments at market value. The Company's investment guidelines prescribe a portfolio structure of maturities to provide adequate liquidity to settle claims liabilities. The portfolio continues to be conservatively invested in high quality securities.

     Net cash provided from operating activities for the first six months of 1996 was $8,936,000 compared to $11,764,000 for the first six months of 1995. Net cash used by investing activities was $456,000 for the first six months of 1996, as opposed to $8,055,000 for the same period of 1995. Cash used by financing activities included the purchase of 1,076,840 shares of treasury stock at an average cost of $11.93, less proceeds from notes payable of $2,500,000 to produce net financing cash used of $10,491,000, compared to cash used of $1,533,000 for the first six months of 1995, when the Company purchased 2,145,000 of Treasury stock.

     The insurance operations require capital to support premium writings. The Company believes that its insurance subsidiary may need additional capital to support planned business activities. Management has finalized outside financing to meet the additional business expansion opportunities planned in 1996.

RESULTS OF OPERATIONS
SIX MONTHS 1996 VERSUS SIX MONTHS 1995

     The composition of the net income for 1996 as compared to the net income for 1995 by type of operation is as follows:

                                                  1996      1995
               ------------------------------------------------------
                                               (DOLLARS IN THOUSANDS)
               Underwriting operations           $  710    $   432
               Claim adjusting operations           209        145
               Corporate operations                (833)    (1,003)
               Investment and other income        3,592      4,465
               Federal income tax                  (311)       ---
                                                 ------    -------
               Net after tax                     $3,367    $ 4,039
                                                 ------    -------
                                                 ------    -------

     There is seasonality in the Company's operating results, with the first quarter generally weakest and the third quarter strongest. Investment and other income for the six months of 1996 and 1995 was impacted by reduced yield rates and the acquisition of treasury stock.

UNDERWRITING OPERATIONS. The first six months of 1996, premiums written increased $12,600,000, or 42%, over the same period for 1995. Reinsurance purchased increased $1,521,000, or 16%. Earned premiums for commercial casualty programs gained 23% while market conditions remained competitive; earned premiums for specialty lines' programs gained 62% due to surety bond new business growth; and personal lines low-value dwelling program earned premiums gained 166% due to increased retentions and geographic expansion. The comparability of reinsurance purchased is affected by changes in two major reinsurance programs in 1996 and 1995. Effective January 1,1996, the low-value dwelling reinsurance program was restructured to provide 50% quota share reinsurance, down from 75% in 1994. The financial effect was decreased premiums ceded accompanied by decreased claims recoveries and ceding commissions and increased net written and net earned premiums. Effective July 1, 1994, the commercial casualty reinsurance program was restructured to achieve lower reinsurance costs while maintaining a $500,000 retention. The financial effect was decreased premiums ceded accompanied by decreased claims recoveries and increased ceding commissions. Both reinsurance program changes applied to the unearned premiums on the effective date.

    The claims ratio to net earned premiums was 68% for the first six months of 1996 compared to 67.3% in the same period of 1995. The increase resulted primarily from increased reserves to recognize prior years required strengthening, this segment continues to experience intense competition and continued soft market conditions. Approximately $1,210,000 increased claims reserves were recorded in the first half of 1996 to report the current actuarial indications of the ultimate cost of future claims settlements, primarily for the specialized hauler's program. All of the increase was provision for claims occurring in prior accident years. After the adjustment, the consolidated 1996 accident year loss ratio was 63%.

    Expenses, which consist of net service fees and commissions and general and administrative expenses, excluding the claim adjusting and corporate operations, were 19% and 17% of net written premiums for the first six months of 1996 and 1995, respectively. The following table shows the components of net service fees and commissions:


                                                 1996           1995
    ---------------------------------------------------------------------------
                                                (DOLLARS IN THOUSANDS)

    Commissions, fronting, and taxes expense   $ 8,771         $ 4,910
    Ceding commission income                    (4,168)         (3,537)
    Service fee income                            ---             (153)
    Change in deferred acquisition costs        (1,700)           (294)
                                               -------         -------
                                                 2,903             926
    Claim adjusting commission paid              3,082           2,601
                                               -------         -------
                                               $ 5,985         $ 3,527
                                               -------         -------
                                               -------         -------


     Commissions, fronting, and taxes expense was 27% of premiums written in 1996 compared to 24% in 1995. Ceding commission income was 13% of reinsurance purchased for the first six months of 1996 compared to 17% for the same period of 1995.

     General and administrative expenses charged to operations increased by $10,000 or 1% and were 27% of premiums written for the first six months of 1996 compared to 42% in the same period of 1995. The decrease general expense is related to a refund from prior year.

CLAIM ADJUSTING OPERATIONS. Increased claim adjusting fees of $753,000 and claim adjusting commissions of $481 resulted primarily from increased catastrophe business activity.

INVESTMENT INCOME. Net interest income decreased by 579,000 or 15%, due to lower yields on reduced investment balances due to the acquisition of treasury stock during the first six months of 1996. Net realized investment gains decreased by $294,000 during the first six months of 1996 versus 1995.

    The effect of inflation on net income was not significant to the Company's results during this period.

PART II.  OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

    Not applicable.

Item 2.  CHANGES IN SECURITIES
    Not applicable.

Item 3.  DEFAULTS UPON SENIOR SECURITIES
    Not applicable.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                                   SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto



                              NOBEL INSURANCE LIMITED
















/s/ Jeffry K. Amsbaugh                    /s/ Thomas D. Nimmo
----------------------------------        -----------------------------------
Jeffry K. Amsbaugh                        Thomas D. Nimmo
Chief Executive Officer                   Senior Vice President and Treasurer


August 14, 1996