Form 10-Q
period 1996-09-30
NOBEL INSURANCE LTD
filed 1997-07-08
CIK 354392

                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549


                                FORM 10-Q


               QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

   For Quarter Ended September 30, 1996 Commission File Number 0-10071




                         NOBEL INSURANCE LIMITED
           (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)



          ISLANDS OF BERMUDA                          98-0076395
   (STATE OR OTHER JURISDICTION OF       (I.R.S. EMPLOYER IDENTIFICATION NO.)
    INCORPORATION OR ORGANIZATION)

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

                           YES  /X/        NO  / /


 Number of Common Shares, $1.00 Par Value, outstanding at November 13, 1996

                                  4,466,406

                            NOBEL INSURANCE LIMITED
                          CONSOLIDATED BALANCE SHEETS
                      (EXPRESSED IN UNITED STATES DOLLARS)




                                                                SEPTEMBER 30,    DECEMBER 31,
                                                                    1996             1995
---------------------------------------------------------------------------------------------
                                                                      (IN THOUSANDS)
ASSETS
Investments:
 Trading portfolio, at fair value:
   Fixed maturity securities (amortized cost:  $486 at
    September 30, 1996 and $105 at December 31, 1995)             $    493       $    188
   Equity securities (cost: $2,261 at September 30, 1996 and
    $4,881 at December 31, 1995)                                     3,646          6,847
   Other investments (cost:  $731 at September 30, 1996 and
    $763 at December 31, 1995)                                         809            925
 Securities available for sale, at fair value:
   Fixed maturity securities (amortized cost:  $101,529 at
    September 30, 1996 and $102,588 at December 31,1995)           101,007        105,601
   Equity securities (cost $363 at September 30, 1996 and $0 at
    December 31, 1995)                                                 363              0
   Short-term investments, at cost, which approximates fair
    value                                                           14,198         13,798
                                                                  --------       --------

      Total investments                                            120,516        127,359

 Cash                                                                2,009          1,507
 Funds held by reinsurance companies                                 1,988          3,341
 Premiums and other receivables less allowance for
  doubtful accounts ($378 at September 30, 1996 and $398
  at December 31, 1995)                                             33,013         23,897
 Accrued interest income                                             1,627          1,418
 Reinsurance recoverable on paid and unpaid claims                  20,310         22,588
 Prepaid reinsurance premiums                                       12,147         12,826
 Property and equipment less accumulated depreciation
  ($1,951 at September 30, 1996 and $1,840 at December 31, 1995)     4,070          3,642
 Deferred policy acquisition costs                                   4,806          3,129
 Net deferred tax asset                                              3,036          2,112
 Other assets                                                        1,986          1,569
                                                                  --------       --------
      Total assets                                                $205,508       $203,388
                                                                  --------       --------
                                                                  --------       --------

         (See Accompanying Notes to Consolidated Financial Statements)

                          NOBEL INSURANCE LIMITED
                        CONSOLIDATED BALANCE SHEETS
                   (EXPRESSED IN UNITED STATES DOLLARS)
                                (CONTINUED)

                                          SEPTEMBER 30,    DECEMBER 31,
                                              1996            1995
------------------------------------------------------------------------
                                       (IN THOUSANDS, EXCEPT SHARE DATA)
LIABILITIES
Reserve for claims and claims expenses      $  83,927      $  81,675
Unearned premiums                              41,962         38,106
Accounts payable and accrued liabilities       14,754          9,907
Reinsurance premiums payable                    7,820          7,138
Other liabilities                               5,020          1,654
                                            ---------      ---------
  Total liabilities                           153,483        138,480
                                            ---------      ---------
SHAREHOLDERS' EQUITY
Capital shares (Authorized 20,000,000
shares; $1 par value; issued 7,732,958
shares at September 30, 1996 and 7,626,725
shares at December 1995; outstanding
4,466,406 shares at September 30, 1996 and
5,542,363 shares at December 31, 1995)          7,733          7,627
Contributed surplus                            44,466         44,081
Unrealized gain (loss) on investments            (587)         2,093
Retained earnings                              29,948         26,612
Treasury stock, at cost (3,266,552
shares at September 30, 1996 and
2,084,362 shares at December 31, 1995)        (29,535)       (15,505)
                                            ---------      ---------
Total shareholders' equity                     52,025         64,908
                                            ---------      ---------
Total liabilities and shareholders' equity   $205,508       $203,388
                                            ---------      ---------
                                            ---------      ---------

         (See Accompanying Notes to Consolidated Financial Statements)

                            NOBEL INSURANCE LIMITED
            CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                      (EXPRESSED IN UNITED STATES DOLLARS)

                                             THREE MONTHS ENDED             NINE MONTHS ENDED
                                                SEPTEMBER 30,                 SEPTEMBER 30,
                                             1996           1995           1996           1995
-----------------------------------------------------------------------------------------------
                                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)
REVENUES:
  Premiums written                          $21,697        $21,825        $64,329        $51,857
  Reinsurance purchased                      (3,230)        (6,426)       (14,465)       (16,140)
                                            -------        -------        -------        -------
  Net premiums written                      $18,467        $15,399        $49,864        $35,717
                                            -------        -------        -------        -------
                                            -------        -------        -------        -------
  Premiums earned                           $20,665        $16,184        $60,472        $46,034
  Premiums ceded                             (2,847)        (5,335)       (15,144)       (15,104)
                                            -------        -------        -------        -------
  Net premiums earned                        17,818         10,849         45,328         30,930
  Interest income, net of investment
  expense and interest expense of $741
  at September 30, 1996 and $493 at
  September 30, 1995, respectively            1,517          1,701          4,709          5,377
  Net investment gains                          101            354            501          1,048
  Claim adjusting fees earned                 2,980          2,246          8,726          7,239
                                            -------        -------        -------        -------
Total revenues                               22,416         15,150         59,264         44,594
                                            -------        -------        -------        -------
EXPENSES:
  Claims and claims expenses                 10,115         12,659         33,042         33,735
  Reinsurance recoveries                      1,339         (3,124)        (2,880)       (10,110)
                                            -------        -------        -------        -------
  Net claim and claim expenses               11,454          9,535         30,162         23,625
  Service fees and commissions                5,496          1,613         11,481          5,140
  General and administrative expenses         4,989          3,809         13,466         11,597
                                            -------        -------        -------        -------
  Total expenses                             21,939         14,957         55,109         40,362
                                            -------        -------        -------        -------
  Net income before income taxes                477            193          4,155          4,232
  Income tax expense (benefit):
    Current                                    (173)           ---            208            ---
    Deferred                                    ---            ---            (70)           ---
                                            -------        -------        -------        -------
    Income tax expense (benefit)               (173)           ---            138            ---
                                            -------        -------        -------        -------
  Net income                                    650            193          4,017          4,232
  Retained earnings at beginning of period   29,522         24,986         26,612         21,536
  Dividends paid on capital shares             (224)          (285)          (681)          (874)
                                            -------        -------        -------        -------
  Retained earnings at end of period        $29,948        $24,894        $29,948        $24,894
                                            -------        -------        -------        -------
                                            -------        -------        -------        -------
EARNINGS PER CAPITAL SHARE:
  Net income per capital share                 $.14           $.03           $.86           $.71
                                            -------        -------        -------        -------
                                            -------        -------        -------        -------
  Average number of capital shares            4,598          5,885          4,690          5,957
                                            -------        -------        -------        -------
                                            -------        -------        -------        -------

         (See Accompanying Notes to Consolidated Financial Statements)

                            NOBEL INSURANCE LIMITED
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     (EXPRESSED IN UNITED STATES DOLLARS)

                                                                    NINE MONTHS ENDED
                                                                      SEPTEMBER 30,
                                                                    1996           1995
-------------------------------------------------------------------------------------------
                                                                       (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                          $  4,017       $  4,232
  Adjustments to reconcile net income to net cash from
   operating activities:
  Depreciation and amortization                                          877          1,029
  Change in deferred acquisition costs                                (1,677)          (905)
  Deferred tax benefit                                                   (70)           ---
  Increase in reserve for claims and claims expenses                   2,252         15,379
  Increase in unearned premiums                                        3,856          5,823
  Increase (decrease) in accounts payable and accrued liabilities      4,847         (1,525)
  Increase in deferred service fee income                                 90             79
  (Increase) decrease in premiums receivable                          (8,369)         3,061
  (Increase) in accrued interest income                                 (209)          (385)
  (Increase) decrease in reinsurance recoverables                      2,278         (8,465)
  (Increase) decrease in prepaid reinsurance premiums                    679         (1,035)
  Decrease in other assets                                               183            354
  (Increase) decrease in funds held by reinsurance companies           1,353            (38)
  Net dispositions from trading portfolio investments                  3,351          3,273
  Net realized investment gains                                         (501)        (1,048)
  Losses on disposal of other assets                                      15              9
                                                                     -------        -------
    Net cash provided from operating activities                       12,972         19,838
                                                                     -------        -------
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from investments sold or matured:
  Fixed maturities, available for sale                                29,059         30,393
Purchase of investments:
  Fixed maturities, available for sale                               (28,003)       (41,807)
  Equity securities available for sale                                  (363)           ---
Payments on acquisitions                                                  (3)        (1,206)
  Purchase of software, property and equipment                        (1,820)        (3,106)
                                                                     -------        -------
  Net cash used by investing activities                               (1,130)       (15,726)
                                                                     -------        -------

         (See Accompanying Notes to Consolidated Financial Statements)

                            NOBEL INSURANCE LIMITED
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     (EXPRESSED IN UNITED STATES DOLLARS)
                                  (CONTINUED)

                                                                    NINE MONTHS ENDED
                                                                      SEPTEMBER 30,
                                                                    1996           1995
-------------------------------------------------------------------------------------------
                                                                       (IN THOUSANDS)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable                                          6,142          1,512
Proceeds from issuance of capital shares                               491            214
Repayment of notes payable and capital lease obligation             (2,862)          (544)
Purchase of treasury stock                                         (14,030)        (2,706)
Dividends paid to shareholders                                        (681)          (874)
                                                                   -------        -------
  Net cash used by financing activities                            (10,940)        (2,398)
                                                                   -------        -------
Net increase in cash and cash equivalents                              902          1,714
Cash and cash equivalents at beginning of year                      15,305         12,476
                                                                   -------        -------
Cash and cash equivalents at end of year                           $16,207        $14,190
                                                                   -------        -------
                                                                   -------        -------

         (See Accompanying Notes to Consolidated Financial Statements)

                             NOBEL INSURANCE LIMITED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   The Consolidated Balance Sheets at September 30, 1996, and Consolidated Statements of Income and Retained Earnings for the nine months ended September 30, 1996 and Consolidated Statements of Cash Flows for the nine months ended September 30, 1996, have not been examined by independent accountants, but, in the opinion of Nobel Insurance Limited ("Company"), all adjustments (consisting only of normal accruals) necessary for a fair presentation of the financial position and results of operations for the periods indicated have been included.

   Statement of Financial Accounting Standards ("FAS") 115 "Disclosures About Fair Value of Financial Instruments" was adopted in 1994 and impacted the Company's financial statements as follows:

 1) Net unrealized gains (losses) of $(742,000) and $8,000 from trading portfolio investments were included in 1996 nine month and third quarter earnings, respectively, compared to $775,000 and $302,000 in the nine months and third quarter of 1995.

2) Net unrealized losses of $587,000 and net unrealized gains of $2,093,000 from portfolio investments classified as available for sale were included in shareholders' equity at September 30, 1996 and December 31, 1995 respectively.

   The Company is a foreign corporation not, in management's opinion, engaged in a trade or business in any jurisdiction requiring the payment of taxes on income except for its United States subsidiaries (the "U.S. Group") who ultimately pay United States taxes on their income.

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

   FAS 109, "Accounting for Income Taxes", was adopted by the Company in 1993 on a prospective basis. The effect of income taxes on operations is presented below:

                                                THREE MONTHS ENDED  NINE MONTHS ENDED
                                                   SEPTEMBER 30,      SEPTEMBER 30,
                                                  1996      1995      1996     1995
-------------------------------------------------------------------------------------
                                                  (IN THOUSANDS)      (IN THOUSANDS)
   Net income before income taxes - consolidated $   477   $  193    $4,155   $4,232
   Foreign - not subject to tax                    2,099      339     2,202      917
                                                 -------   ------    ------   ------
   U.S. - subject to tax                         $(1,622)  $ (146)   $1,953   $3,315
   Computed "expected" tax expense at 34%        $  (551)  $  (51)   $  664   $1,160
   Reduction for tax-exempt interest                 (86)     ---      (260)     ---
   Non-allowed meals and entertainment                 9      ---        26      ---
   Amortization of goodwill                          ---       38       ---      123
   Change in deferred tax valuation allowance       (227)     (90)     (680)  (1,379)
                                                 -------   ------    ------   ------
   Other items, net                                  682      103       388       96
                                                 -------   ------    ------   ------
   Income tax expense (benefit)                  $  (173)  $  ---    $  138   $  ---
                                                 -------   ------    ------   ------
                                                 -------   ------    ------   ------

         (See Accompanying Notes to Consolidated Financial Statements)

   The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at September 30, 1996 and December 31, 1995 are presented below:

                                                   SEPTEMBER 30,   DECEMBER 31,
                                                       1996            1995
-------------------------------------------------------------------------------
                                                      (DOLLARS IN THOUSANDS)
Deferred tax assets:
   Accounts receivable, principally due to
     allowance for doubtful accounts ..............  $     80       $     83
   Claims reserves, principally due to
     discounting for tax ..........................     2,634          2,243
   Unearned premium adjustment ....................     1,983          1,719
   Net operating loss carryforwards ...............       ---            717
   Other ..........................................       416            378
                                                     --------       --------
         Total gross deferred tax assets ..........     5,113          5,140
         Less valuation allowance .................       ---           (907)
                                                     --------       --------
         Net deferred tax assets ..................     5,113          4,233
                                                     --------       --------
Deferred tax liabilities:
   Deferred policy acquisition costs ..............    (1,634)        (1,064)
   Unrealized gains bonds available for sale ......       ---           (920)
   Other ..........................................      (443)          (137)
                                                     --------       --------
         Total gross deferred tax liabilities .....    (2,077)        (2,121)
                                                     --------       --------
            Net deferred tax balance ..............  $  3,036       $  2,112
                                                     --------       --------
                                                     --------       --------

   The valuation allowance for deferred tax assets as of December 31, 1995 was $907,000. The net change in the total valuation allowance for the period ended September 30, 1996 was a decrease of $907,000 based on a quarterly calculation of taxes on an annualized basis. At 12/31/95 the Company has offset the deferred tax asset with a valuation allowance that it feels establishes the realizability of the deferred tax asset at this date.

         Earnings per share was determined by dividing net income by average primary shares outstanding, which includes common and common equivalent shares outstanding attributable to outstanding stock options as follows:

                                            THREE MONTHS ENDED     NINE MONTHS ENDED
                                               SEPTEMBER 30,          SEPTEMBER 30,
                                            1996          1995     1996         1995
------------------------------------------------------------------------------------
                                              (IN THOUSANDS)         (IN THOUSANDS)
   Average common shares outstanding       4,489         5,705     4,584       5,811
   Shares applicable to common
         stock equivalents                   109           180       106         146
                                           -----         -----     -----       -----
   Average primary shares outstanding      4,598         5,885     4,690       5,957
                                           -----         -----     -----       -----
                                           -----         -----     -----       -----

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

   At September 30, 1996 and December 31, 1995, the Company recorded reserves for incurred but not reported and development of known claims ("IBNR") which represented the Company's best estimate of the reserve for claims and claims expense.

   The outstanding balances for casualty and other coverages reserves for incurred but not reported and development of known claims, net of reinsurance recoverables, were (in thousands):

                                              RESERVE      BALANCE      INCOME EFFECT
   PERIOD ENDING                               GROSS         NET       GROSS       NET
   -------------------------------------------------------------------------------------
   At September 30, 1996 .................    $32,568     $21,733
   Nine months ended September 30, 1996...                            $(3,459)   $ (799)
   At December 31, 1995 ..................    $36,027     $22,532
   At September 30, 1995 .................    $37,190     $24,579
   Nine months ended September 30, 1995...                            $ 7,688    $3,545

   An allowance for doubtful receivables is established when it becomes evident collection is doubtful. Allowances of $378,000 and $398,000 were established as of September 30, 1996 and December 31, 1995, respectively.

   Net income and shareholder's equity of the U.S. insurance subsidiary, as filed with regulatory authorities on the basis of statutory accounting practices, were as follows (in thousands):

                                              STATUTORY       STATUTORY
                                            SHAREHOLDERS'        NET
   PERIOD                                      EQUITY       INCOME (LOSS)
   ----------------------------------------------------------------------
   At September 30, 1996 .................    $32,930
   Nine months ended September 30, 1996...                        $56
   At December 31, 1995 ..................    $33,615
   At September 30, 1995 .................    $33,216
   Nine months ended September 30, 1995...                     $2,487

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

   The principal cash requirements of the Company consist of claims payments, operating expenses, payment of dividends, and the acquisition of the companies treasury stock in the open market.

   The Nobel U.S. Group's non-insurance operations incur substantially all of the administrative expenses. The principal sources of funds to pay the expenses for the non-insurance operations are claim adjusting fees, and administrative service fees from the Domestic Company and the Parent Company.

   The source of cash for claims payments consists of net premiums, after deduction for expenses, plus investment income received on the balances of such premiums prior to their use to pay claims. These invested balances are also used for collateral to secure certain ceding insurers' reinsurance reserves. United States insurance regulations require the ceding insurers to maintain approved collateral for reinsurance balances, including reserves for unearned premiums and unpaid claims and claims expenses ceded to non-admitted reinsurers.

   The collateral requirements for reinsurance ceded to the Parent Company by INA is being satisfied by a combination of letters of credit and trust balances. The settlement of all claims and claims expenses is being withdrawn from the trust account. The combined amount of letters of credit and market value of trust assets at September 30, 1996 is $19,101,000.

   The terms of the Parent Company's letter of credit facility requires collateral equal to the amount of letters of credit issued plus a negotiated market value margin for investments other than short-term investments. At September 30, 1996, the collateral consisted of short-term bank deposits and AAA-rated fixed income securities which require a 5% margin. At September 30, 1996, the Company had cash and investments of $122,525,000 of which $24,660,000 was collateralized or pledged to secure the U.S. insurers that have ceded reinsurance to the Company, and to maintain security deposits in the U.S. with various state insurance departments.

    Effective January 1, 1994, the Company adopted Financial Accounting
Standard 115.   The Company carries its investments designated as trading
portfolio investments at market value. Year to date as of September 30, 1996, the Company sold $4,278,000 of trading portfolio investments with $1,143,000 gain realized. The Company classified its fixed income security investments, principally bonds, as available for sale, and accordingly, carries these investments at market value. The Company's investment guidelines prescribe a portfolio structure of maturities to provide adequate liquidity to settle claims liabilities. The portfolio continues to be conservatively invested in high quality securities.

   Net cash provided from operating activities for the first nine months of 1996 was $12,972,000 compared to $19,838,000 for the first nine months of 1995. Net cash used by investing activities was $1,130,000 for the first nine months of 1996, as opposed to $15,726,000 for the same period of 1995. Cash used by financing activities included the purchase of 1,182,190 shares of treasury stock at an average cost of $11.87, less net proceeds from notes payable of $3,280,000 plus cash dividend of $681,000, less proceeds from issuance of capital stock 491,000 to produce net financing cash used of $10,940,000, compared to cash used of $2,398,000 for the first nine months of 1995, when the Company purchased 280,754 shares of Treasury stock, at an average cost of $9.64.

   The insurance operations require capital to support premium writings. The Company believes that its insurance subsidiary may need additional capital to support planned business activities. Management has finalized outside financing to meet the additional business expansion opportunities planned in 1997.

RESULTS OF OPERATIONS

NINE MONTHS 1996 VERSUS NINE MONTHS 1995

   The composition of the net income for 1996 as compared to the net income for 1995 by type of operation is as follows:

                                                   1996          1995
-------------------------------------------------------------------------------
                                                  (DOLLARS IN THOUSANDS)

            Underwriting operations              $(3,012)       $(2,012)
            Claim adjusting operations               359              1
            Corporate operations                   1,598           (302)
            Investment and other income            5,210          6,545
            Federal income tax                      (138)             0
                                                 -------        -------
            Net after tax                        $ 4,017        $ 4,232
                                                 -------        -------
                                                 -------        -------

   There is seasonality in the Company's operating results, with the first quarter generally weakest and the third quarter strongest. Investment and other income for the nine months of 1996 and 1995 was impacted by reduced yield rates and the acquisition of treasury stock.

UNDERWRITING OPERATIONS. The first nine months of 1996, premiums written increased $12,472,000, or 24%, over the same period for 1995. Reinsurance purchased decreased $1,675, or 10%. Earned premiums for commercial casualty programs gained 33% while market conditions remained competitive; earned premiums for specialty lines' programs gained 68% due to surety bond new business growth; and personal lines low-value dwelling program earned premiums gained 167% due to increased retentions and geographic expansion. The comparability of reinsurance purchased is affected by changes in two major reinsurance programs in 1996 and 1995. Effective January 1,1996, the low-value dwelling reinsurance program was restructured to provide 50% quota share reinsurance, down from 75% in 1994. The financial effect are decreased premiums ceded accompanied by decreased claims recoveries and ceding commissions and increased net written and net earned premiums. Effective July 1, 1994, the commercial casualty reinsurance program was restructured to achieve lower reinsurance costs while maintaining a $500,000 retention. The financial effect is decreased premiums ceded accompanied by decreased claims recoveries and increased ceding commissions. Both reinsurance program changes applied to the unearned premiums on the effective date.

   The claims ratio to net earned premiums was 70% for the first nine months of 1996 compared to 76% in the same period of 1995. The decrease resulted primarily from increased writings in specialty and personal lines at lower loss and LAE ratios. Approximately $6,090,000 of increased claim reserves were recorded during first nine months of 1996 to reflect the current actuarial indications of the ultimate cost of future claims settlements, primarily for the specialized hauler's program. After the adjustment, the consolidated 1996 accident year loss ratio was 77.5% for commercial auto liability.

   Expenses, which consist of net service fees and commissions and general and administrative expenses, excluding the claim adjusting and corporate operations, were 30% and 27% of net written premiums for the first nine months of 1996 and 1995, respectively. The following table shows the components of net service fees and commissions:

                                                          1996       1995
------------------------------------------------------------------------------
                                                       (DOLLARS IN THOUSANDS)

    Commissions, fronting, and taxes expense            $13,073    $ 8,255
    Ceding commission income                             (4,639)    (5,988)
    General and administrative                            7,024      6,890
    Change in deferred acquisition costs                 (1,677)      (905)
                                                        -------    -------
                                                         13,781      8,252
    Corporate services                                    1,451      1,366
    Net claim adjusting                                   (359)         0
                                                        -------    -------
                                                        $14,873    $ 9,618
                                                        -------    -------
                                                        -------    -------

   Commissions, fronting, and taxes expense was 26% of premiums written in 1996 compared to 23% in 1995. Ceding commission income was 32% of reinsurance purchased for the first nine months of 1996 compared to 37% for the same period of 1995.

   General and administrative expenses charged to operations increased by $134,000 or 2% and were 14% of premiums written for the first nine months of 1996 compared to 19% in the same period of 1995.

CLAIM ADJUSTING OPERATIONS. Increased claim adjusting fees of $1,487 and claim adjusting commissions of $945 resulted primarily from increased catastrophe business activity.

INVESTMENT INCOME. Net interest income decreased by 668 or 12%, due to lower yields on reduced investment balances due to the acquisition of treasury stock during the first nine months of 1996, and investing new money in lower yielding municipals. Net realized investment gains decreased by $547 during the first nine months of 1996 versus 1995.

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


                             NOBEL INSURANCE LIMITED






/s/ Jeffry K. Amsbaugh                 /s/ Thomas D. Nimmo
---------------------------------      -----------------------------------
Jeffry K. Amsbaugh                     Thomas D. Nimmo
Chief Executive Officer                Senior Vice President and Treasurer


November 13, 1996