Form 10-K405
period 1996-12-31
NOBEL INSURANCE LTD
filed 1997-07-09
CIK 354392

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED] FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996
                                      OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED] FOR THE TRANSITION PERIOD FROM ________ TO ________

                       COMMISSION FILE NUMBER:  0-10071

                            NOBEL INSURANCE LIMITED
            (Exact name of registrant as specified in its charter)

       ISLANDS OF BERMUDA                               98-0076395
  (State or other jurisdiction            (I.R.S. Employer Identification No.)
of incorporation or organization)

   FALCONER HOUSE GROUND LEVEL                              N/A
       108 PITTS BAY ROAD                                (Zip Code)
     HAMILTON, BERMUDA HMAX
     (Address of principal
       executive offices)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  809-292-7104
          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                     NONE
          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                              Title of each class

                        Capital Shares, $1.00 Par Value

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              /X/ YES      / / NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part II of this Form 10-K or any amendment to this Form 10-K.

                                      /X/

The aggregate market value of the voting stock held by nonaffiliates of the registrant on March 14, 1997 was approximately

                                  $31,546,190

The number of Capital Shares of the registrant outstanding on March 14, 1997 was 4,481,856.

                      DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Part III of this Annual Report is incorporated by reference from the registrant's definitive proxy statement for its Annual Meeting of Shareholders to be held May 9, 1997.

PART I

ITEM 1.  BUSINESS

GENERAL

     Nobel Insurance Limited (the "Parent Company") was incorporated on December 15, 1978 under the Laws of the Islands of Bermuda and commenced operations on January 1, 1979.

     The Company's principal business is the service and underwriting of commercial property, casualty and surety risks for specialized industries, and personal lines property coverages for low-value dwellings. The Company's principal commercial markets consist of distributors, manufacturers and users of explosives; transporters of hazardous materials and general commodities; marketers of propane; and small to medium-size businesses requiring all forms of surety bonding. These customers are principally located in the United States. The Company's principal personal markets are made up of individual low and moderate value property primarily in the Southeastern United States. In late 1992, the Company acquired two U.S.A.-based contract claim adjusting businesses. The Parent Company conducts underwriting operations as a Bermuda-based reinsurer. The Parent Company also owns a U.S.A.-based property and casualty insurer, Nobel Insurance Company.

     The Nobel U.S. Group conducts operations through one property and casualty insurance company and four other operating entities that provide various underwriting and service functions. See "Business: The Nobel U.S. Group."

     Unless otherwise indicated, the term "Nobel Reinsurers" means the Parent Company; the term "Domestic Company(s)" shall refer to the U.S.A.-based insurer(s); and the terms "Company" or "Nobel" shall refer to all entities, including agency, service and management subsidiaries. All dollar references are to the U.S. dollar unless, in the context, a reference to the Canadian dollar would be more appropriate.

THE NOBEL U.S. GROUP

     The Nobel U.S. Group is structured under Nobel Holdings, Inc. ("NHI"), a Delaware corporation. The Nobel U.S. Group consists of one property and casualty insurer and four other operating entities that provide various underwriting and service functions. The insurer is:

        Nobel Insurance Company ("NIC"), a Texas company admitted in 50 states and the District of Columbia to write all insurance lines except life insurance, with statutory surplus of $35,513,000 at December 31, 1996.

     The four other operating entities are as follows:

        (i) Nobel Managing Agents, Inc., (NMA) a Texas corporation that provides insurance brokerage and risk management services;
        (ii) Nobel Insurance Agency, Inc., (NIA) a Texas corporation that is the Nobel U.S. Group's commercial and personal lines recording agency;

        (iii) Nobel Service Corporation, (NSC) a Delaware corporation formed in 1993 to provide paymaster and disbursement services for the Nobel U.S. Group; and

        (iv) IAS Claim Services, Inc. ("IAS"), a Delaware corporation formed in 1994 to conduct the business of the claim adjusting service division.

COMMERCIAL CASUALTY PROGRAMS

     The commercial casualty insurance program offered by the Company consists of: combined single limit automobile liability; automobile physical damage; combined single limit comprehensive general liability; combined single limit excess liability; and motor truck cargo coverage. The Company assists insureds in placing workers' compensation coverages with various state assigned risk pools and property coverages with unaffiliated insurers.

     Policy limits are usually $1,000,000 for primary coverages and $4,000,000 for excess coverages. Primary and excess coverages for the explosives, specialized haulers and propane programs are written by NIC.
Until October 1993, the explosives program primary coverages, which were the Company's principal source of premium revenue prior to 1991, were assumed as reinsurance by the Parent Company from INA, a subsidiary of CIGNA Corporation.

     Reinsurance arrangements are utilized to limit maximum loss, provide greater diversification of risk and minimize exposures on large or hazardous risks. The Company purchases treaty reinsurance for limits $9,500,000 excess of $500,000 per occurrence. The reinsurance program was remarketed effective July 1, 1994 and is placed 100% in equal shares with Employers Reinsurance Corporation and American Re-Insurance Company.

     The Company markets its insurance products and services to customers predominantly through insurance agents. The specialized haulers program was initiated in 1991 as a start-up and the propane program commenced in 1992 following the acquisition of LPG Insurance. See "Business: LP-Gas Program."

     In 1995, Nobel began writing aviation business through a Dallas, Texas-based MGA. The program is 100% reinsured by Employers Reinsurance Company, and Nobel Insurance Company retains a fee for its services.

COMMERCIAL CASUALTY EXPLOSIVES PROGRAM INA-CONTRACT

     Effective July 1, 1993 and October 1, 1993, the reinsurance agreements between INA and the Parent Company were terminated on a run-off basis and explosives program primary coverages previously written by INA and reinsured by the Parent Company were written by NIC. As the primary insurer, INA issued policies to insureds, monitored and processed audits by the Company of the insureds' operations to adjust premiums at the expiration of each policy period, and provided claims handling services.

     Since inception of the Parent Company's business in 1979, INA reinsured with one or more of the Nobel Reinsurers' risks relating to insureds in the explosives industry. The Nobel Reinsurers historically reinsured 100% of the primary policy limits of casualty risks underwritten by INA.

     In exchange for this reinsurance, INA ceded to the Nobel Reinsurers the gross premiums received for risks reinsured less service fees. The Nobel Reinsurers were charged service fees by INA based on a fixed percentage of premiums plus a charge for any insurance risk retained by INA. These service fees compensated INA for issuing and servicing the policies of insurance and for retaining liability above certain limits. The Nobel Reinsurers maintain an escrow fund with INA in an amount equal to approximately two months of average claims paid.

LP-GAS PROGRAM

     In April 1992, NHI acquired a majority of the outstanding shares of LPG Risk Retention Group Holding Company, Inc. ("LPG Insurance") and merged LPG Insurance into NHI. LPG Insurance through its subsidiary, LPG Risk Retention Group Insurance Company ("LPGRRG"), operated as a risk retention group to serve the liability needs of the LP-Gas industry.

     NHI's acquisition resulted in the termination of LPGRRG's status as a risk retention group, and accordingly, LPGRRG ceased writing insurance and commenced the run-off of its insurance liabilities. NIC began to write liability insurance for the former customers of LPGRRG through the commercial casualty propane program.

     Effective October 1, 1993, NIC assumed the insurance run-off liabilities from LPG Risk Retention Group Insurance Company in consideration of a reinsurance premium in equal amount. Effective December 1, 1993, LPGRRG was dissolved.

LOW-VALUE DWELLING PROGRAM

     The Company, through NIC, writes a program of homeowners and fire policies insuring risks for low-value dwellings, defined as homes valued under $130,000 (the "low-value dwelling" program). NIC is the leading provider of low-value dwelling insurance in South Carolina. NIC expanded the low-value dwelling program to North Carolina in 1991, Tennessee in 1992, Georgia in 1993, Alabama in 1994 and Kentucky in 1995, and is currently working to promote its products throughout the Southeast. Effective January 1, 1996, the reinsurance program for NIC ceded 50% of the premiums and claims on a quota-share basis and purchased a $27.5 million excess of $2.5 million catastrophe excess of loss cover. The quota share treaty is fully placed with Constitution Re (65%), SCOR Re (35%). The Catastrophe Excess of Loss Treaty is placed with Renaissance Re and CAT Limited participating equally on all layers.

NONSTANDARD PERSONAL AUTO

     In 1995, NIC began writing nonstandard personal auto in Georgia through a Memphis, Tennessee-based general agent. The underwriting is done by the general agent and claims are adjusted by NIC personnel.

SPECIALTY LINES PROGRAMS

SURETY BONDS. This program, originally written through a general agent in NIC, started in 1991 and initially consisted primarily of performance and payment bonds guaranteed by the Small Business Administration ("SBA"), and miscellaneous bonds, such as tax, license and permit bonds. In March 1992, a specialty standard program was started for contractors who did not qualify for SBA guaranteed bonds. The surety bond program is written through independent agents and claims are supervised by the Company's claims department. Effective January 1995, Nobel purchased the Atlanta, Georgia-based surety underwriting operation assets from the general agent to establish NIC's surety division. The Company implemented an excess of loss reinsurance program for its standard surety business effective October 1, 1995. On January 1, 1997, the Company renewed its excess of loss cover and now purchases $5.8 million excess of $0.2 million per principal, which is reinsured with Transatlantic Re (50%), SCOR Re (20%), Gerling Global Re Corporation of America (15%), Sorema (7.5%), and Hartford Fire Insurance Company (7.5%).

BANK BONDS. This program, written through the Domestic Companies, was started in 1986 to insure small banks with assets less than $100 million that were having difficulty obtaining coverage through the standard market. In consideration of the increased risk volatility resulting from lower premium levels, the Company canceled the program effective March 1993. As of December 31, 1996, all reported claims have been settled.

AUTOMOBILE EXTENDED WARRANTIES. Under this program, which is administered by First Extended Service Corporation ("First Extended"), NIC insures the responsibilities of automobile dealerships in the event the dealerships are unable to perform their obligations under extended warranty contracts with automobile purchasers. FFG Insurance Company ("FFG"), a Texas insurer, reinsures 100% of the risk on the policies issued by the Domestic Company. All known reinsurance obligations are kept fully collateralized by FFG.
First Extended provides all of the servicing of policies issued by the Domestic Company, including collection of premiums and all claims handling. The Domestic Company retains a fee for its service in issuing the policies. Over time, FFG has become the insurer for the program as it was licensed in the various states and in 1996 and 1995 written premium for this program in NIC were insignificant.

CLAIM ADJUSTING SERVICE BUSINESS

     Effective October 31, 1992, NHI acquired two affiliated Dallas, Texas-based claim adjusting businesses. IAS offers a broad range of routine and custom claims services tailored to the insurance carrier's specifications. CAT Crew is a highly specialized team of professionals developed to appraise and adjust unique catastrophic events on a nationwide basis. The claim adjusting service businesses provide a revenue source with predictable costs which counterbalances the risk exposure of the low-value dwelling program to catastrophic events. During 1996, IAS and CAT Crew combined produced revenue of $10.4 million and net income of $101 thousand.

REINSURANCE COMPANIES

     As of December 31, 1992, all reinsurance operations were consolidated in the Parent Company. The reinsurance agreements between INA and the Parent Company were terminated on a run-off basis in 1993. The Parent Company was principally engaged in providing reinsurance of risks for businesses engaged in the transportation, distribution, manufacture and use of explosives, although the Nobel Reinsurers had also provided reinsurance for other risks in other industries.

COLLATERAL REQUIREMENT FOR ASSUMED REINSURANCE

     Foreign reinsurers are typically required to collateralize their reinsurance obligations. The Parent Company has furnished domestic carriers with irrevocable bank letters of credit aggregating $5,963,000 at December 31, 1996. The Parent Company has pledged assets with a market value of $6,382,000 to secure these letters of credit. These letters of credit are provided for the benefit of the ceding insurers so that they may recognize reinsurance by the Parent Company for statutory reporting purposes even though the Parent Company is not an admitted reinsurer in any United States jurisdiction. The letters of credit secure the domestic carriers' claims and claims expense reserves and unearned premium reserves ceded to the Nobel Reinsurers. The Parent Company pays an annual fee of approximately .375% of the face amount of the letters of credit.

     In July 1988, the Nobel Reinsurers and INA established an alternative collateral arrangement whereby the net reinsurance settlements were deposited into a trust account. The cash balances and related investment income accumulated in the trust account is an amount equal to 98% of the ceded reserves for unpaid claims and unearned premiums. Commencing in July 1989, the settlement of all claims and claims expenses for prior reinsurance agreement periods was withdrawn from the trust account or deducted from the net reinsurance settlements into the trust account. The market value of the investments in the trust account at December 31, 1996 was $8,780,000. See "Management's Discussion and Analysis of Financial Condition and Results of Operations Liquidity and Capital Resources."

LINES OF INSURANCE UNDERWRITTEN

     The following table shows the percentage of premiums earned by line of insurance underwritten or reinsured by the Company for the years indicated.


YEARS ENDED DECEMBER 31,                        1992           1993           1994           1995           1996
--------------------------------------------------------------------------------------------------------------------
Lines of business:
  Automobile liability & physical damage        35.8%          48.1%          58.2%          63.0%          56.4%
  Fidelity and surety                           13.4           12.5           15.9           16.1           21.9
  Liability other than automobile               21.6           17.6           15.5           13.6            6.9
  Property and other                            16.8           13.3            6.0            6.9           12.9
  Excess liability                               5.9            5.4            3.8            0.4            1.7
  Workers' compensation                          6.5            3.1            0.6            ---             .2
                                               -----          -----          -----          -----          -----
                                               100.0%         100.0%         100.0%         100.0%         100.0%
                                               -----          -----          -----          -----          -----
                                               -----          -----          -----          -----          -----

PREMIUMS TO CAPITAL AND SURPLUS RATIO

     The following table shows, for the years indicated, the Company's ratio of net premiums written to capital and surplus on a GAAP basis.


YEARS ENDED DECEMBER 31,                        1992           1993           1994           1995           1996
--------------------------------------------------------------------------------------------------------------------
     Net premiums written ($000)                $20,112        $28,468        $40,502        $47,594        $43,195
     Total capital ($000)                       $46,114        $54,479        $56,548        $64,908        $53,187
     Ratio                                     0.4 to 1       0.5 to 1       0.7 to 1       0.7 to 1       0.8 to 1

     The Bermuda insurance regulations include provisions requiring a minimum solvency margin (or asset margin over liabilities) calculated as the greater of $1,200,000, plus 15% of net written premiums in excess of $6,000,000 or 15% of net reserves for claims and claims expense. The minimum statutory margin requirement is $1,408,000 at December 31, 1996. Insurers generally limit the ratio of net premiums written to statutory capital to less than 3.0 to 1.

     The Company has calculated the impact of the risk based capital requirements adopted by the National Association of Insurance Commissioners. The risk based capital formula requires an insurer to compute the amount of capital necessary to support specified elements of risk. The Company has computed its risk based capital authorized control level to be $10,250,000.

RESERVES

     Insurance companies are required to provide loss reserves for the settlement and expense of investigation of all reported and unreported incurred claims. Such provisions are necessarily based on estimates. The estimates, and the methods used to arrive at them, are reviewed quarterly by the Company's professional actuary and changes in estimates are reflected in current operations for the period in which they are determined. See Note 4 of Notes to Consolidated Financial Statements.

     The Company estimates claims and claims expenses based on historical experience and payment and reporting patterns for the type of risk involved. The anticipated effect of inflation is implicitly considered when estimating claims and claims expenses. Except for the effect of the gross-up to record an asset for reinsurance recoverable on unpaid claims, the difference between the U.S. insurance subsidiary reserves on a statutory basis and on the basis of generally accepted accounting principles is not material.

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

     The Company experienced rapid growth in premiums between 1985 and 1988, particularly in the casualty coverages which have extended claim development periods. During this period, the Company also increased the amount of insurance risk it retained. The Company's reported casualty claims data for reinsurance assumed reflected the claims payments and claims reserves established by the ceding insurers and, additionally until December 31, 1990, supplemental claims reserve adjustments by the Nobel U.S. Group's claims staff. The Company believes that the negative trends evidenced by the historical data as analyzed in 1988, were exaggerated by these supplemental claims reserve adjustments resulting from inconsistent and increasingly conservative evaluations of claims reserves requirements over time. In order to eliminate the effect of these inconsistencies, the Company prepared claims data for actuarial analysis at December 31, 1989 that reflected only the claims reserves established by the ceding insurers.

     Since 1989, the Company implemented strategies to reduce the amount of underwriting risk and refine the claims data available for actuarial analysis for its casualty coverages, and has maintained a conservative reserving philosophy to avoid recurrence of the adverse reserve development experienced prior to 1989. Between 1989 and 1994, the Company experienced favorable development trends. In 1995, there was a slight net reserve deficiency for the Company, and the Company strengthened reserves. In 1996, the Company again experienced favorable reserve development. At December 31, 1996, the Company has recorded reserves for incurred but not reported ("IBNR") and development of known claims which represents the Company's best estimate of the reserve for claims and claims expense.

     Generally, workers' compensation reserves are estimated based on the same factors as other kinds of claims with actuarial input, which may include, where state law permits, inflation adjustments for rising benefits over time. Claims expenses and development include claims in the workers' compensation line with long-term fixed, periodic payment patterns. In establishing the reserves for such workers' compensation claims, beginning in 1986, the Company discounted the liability reserves with respect to these claims for mortality and for interest at the rate of 7.2% from 1988 to 1989 and 3.5% from 1990 to 1996. As a result of this discount procedure, the reserves at December 31, 1992, 1993, 1994, 1995 and 1996 for unpaid claims and claims expenses, were reduced by $1,100,000; $995,000; $941,000; $844,000; and $707,000, respectively.

     The following table shows the provision for claims and claims expenses, net of reinsurance recoverable, at the end of each year as recorded in the Consolidated Balance Sheets of the Company, including the reserve for incurred but not reported claims. The estimate changes as more information becomes known about the frequency and severity of claims for individual years. Changes in subsequent years from original claim estimates are reflected in the year in which the adjustment to the claim is determined.

                                                                YEARS ENDED DECEMBER 31,
                        1986       1987     1988      1989      1990      1991      1992      1993      1994      1995      1996
----------------------------------------------------------------------------------------------------------------------------------
                                                                (DOLLARS IN THOUSANDS)
Reserve for claims
 and claims expenses:
  Gross                $25,154   $47,675   $80,954   $93,310   $84,368   $76,450   $68,521   $64,335   $64,297   $81,675   $88,397
  Ceded                  1,574     4,131     1,107       656     2,033     3,496     7,139     8,727    12,846    19,205    22,262
                       -------   -------   -------   -------   -------   -------   -------   -------   -------   -------   -------
  Net                  $23,580   $43,544   $79,847   $92,654   $82,335   $72,954   $61,382   $55,608   $51,451   $62,470   $66,135

Reserves re-estimated
  as of:
1 year later              113%      128%       88%       99%        94%       79%       89%      84%      103%        98%
2 years later             141%      110%       90%       93%        75%       69%       73%      83%      101%
3 years later             125%      115%       83%       80%        68%       56%       71%      77%
4 years later             131%      111%       79%       75%        58%       55%       66%
5 years later             132%      109%       73%       67%        58%       51%
6 years later             129%      107%       67%       67%        55%
7 years later             129%      102%       68%       64%
8 years later             126%      104%       64%
9 years later             127%      100%
10 years later            124%

Redundancy
  (deficiency):
Percent                    (24%)     (0%)      36%       36%        45%       49%       34%      23%       (1%)        2%
Amount                  (5,675)     (28)   28,393    33,320     37,378    35,864    20,702   12,781      (592)     1,089

Percent Paid
  (cumulative) as of:
1 year later                38%      35%       25%       29%        21%       23%       21%      23%       23%        37%
2 years later               64%      56%       38%       40%        34%       33%       33%      37%       52%
3 years later               81%      72%       48%       49%        41%       40%       38%      51%
4 years later               94%      82%       55%       54%        46%       43%       44%
5 years later              105%      88%       58%       57%        47%       46%
6 years later              113%      91%       60%       58%        49%
7 years later              115%      92%       61%       60%
8 years later              116%      93%       62%
9 years later              117%      95%
10 years later             120%


     The upper section shows re-estimates in later years of incurred claims as a percentage of the original estimate for the years indicated and the cumulative redundancy (deficiency) amount as of December 31, 1996. A redundancy means that the original estimate was high; a deficiency means that the latest estimate is higher than the original estimate. The lower section shows by year the cumulative percentage paid on actual claims incurred that are included in the original estimate.

     From 1986 through 1987, the Company has indicated deficiencies in its loss reserves. The estimates were low principally because of (i) the unavailability of adequate historical data for use in establishing reserves and reserve development resulting in difficulty in evaluating claims IBNR, and (ii) the changing legal and legislative climate relating to tort liability. The reserve redundancy experienced from 1988 to 1993 reflects the analysis of more consistent historical data as well as a further period of claims experience for casualty coverages. The reserve redundancy recorded in 1989 also included $2,200,000 relating to excess liability coverages excess of $1,000,000 primary policy limits resulting from adjustment of the IBNR provision to provide for probable reserve development on two claims events. The reserve redundancy recorded in 1990 was net of $1,174,000 deficiency from the low-value dwelling program for late reported claims from the Hurricane Hugo catastrophe. Additionally, in 1990, the Company provided a reserve of $1,000,000 for unallocated administrative claims adjusting expenses.

     The reserve redundancy of $15,610,000 recorded in 1992 consisted of $16,157,000 redundancy in reinsurance assumed casualty reserves offset by $547,000 deficiency primarily from reserve strengthening in other programs. The reserve redundancy of $6,992,000 recorded in 1993 reflected $5,955,000 redundancy in reinsurance assumed casualty reserves and $1,037,000 redundancy in other reserves. Major sources of the net redundancy adjustment in other reserves were a reduction of unallocated expense reserves of $1,096,000, redundant reserves related to excess liability coverages insured prior to July 1989 of $1,021,000, offset by reserve strengthening for the run-off of purchased LPG RRG insurance business for $1,111,000. The reserve redundancy of $8,900,000 recorded in 1994 included $8,319,000 redundancy in reinsurance assumed casualty reserves and $684,000 deficiency from reserves assumed with the LPG Insurance acquisition, with the balance accounted for by reduction of unallocated expense reserves and IBNR reserves for other discontinued insurance programs. The reserve deficiency in 1995 of $1,700,000 included deficiencies of $3,300,000 for commercial casualty and $1,200,000 for surety. This was partially offset by redundancies of $600,000 for reinsurance assumed casualty reserves; $300,000 for LPG RRG Insurance; $800,000 redundancy for Fidelity Bank Bond business; $100,000 for Personal Lines business; and a bulk reserve takedown of $1,000,000. The reserve redundancy in 1996 of $1,089,000 included a deficiency of $3,987,000 for commercial casualty offset by redundancies of $479,000 for fidelity and surety; $88,000 for personal lines; $1,404,000 for the LPG RRG runoff, and $2,021,000 for the assumed specialty explosives business. In addition, a $1,000,000 bulk reserve was released in 1996.

     The payment patterns in the lower section are impacted to varying degrees for comparison between years by the relative redundancy or deficiency of the reserves for unpaid claims at each year end. The first year payments as a percentage of the reserves as re-estimated at December 31, 1996 are 1986--31%, 1987--35%, 1988--39%, 1989--45%, 1990--38%, 1991--45%, 1992--32%,
1993--29% and 1994--23%, 1995--37%. The restated first year payment pattern beginning in 1985 was affected by the addition of and growth in the group medical coverages (discontinued in 1989), property coverages, and fidelity and surety coverages, which have short claims development periods, and beginning in 1992, by the growth of casualty coverages which have longer claims development periods.

     The following table reconciles claims and claims expenses to year-end reserves, net of reinsurance recoverable, by adding claims recorded in the current year to the balance at the beginning of the year and deducting payments made during the year.

YEARS ENDED DECEMBER 31,                              1994        1995       1996
-----------------------------------------------------------------------------------
                                                          (DOLLARS IN THOUSANDS)
January 1 balance in reserve for
  claims and claims expenses                        $ 55,608    $ 51,451   $ 62,470
Claims and claims expenses incurred related to:
  Current year                                        22,528      30,002     43,286
  Prior years                                         (8,900)      1,700     (1,089)
                                                    --------    --------   --------
    Total                                             13,628      31,702     42,197
Paid claims and claims expenses attributable to:
  Current year                                        (5,166)     (8,788)   (15,635)
  Prior years                                        (12,619)    (11,895)   (22,897)
                                                    --------    --------   --------
    Total                                            (17,785)    (20,683)   (38,532)
                                                    --------    --------   --------
December 31 balance in reserves
  for claims and claims expenses                    $ 51,451    $ 62,470   $ 66,135
                                                    --------    --------   --------
                                                    --------    --------   --------

     The reserve for claims and claims expenses in the Consolidated Balance Sheets at December 31, 1994, 1995 and 1996 was grossed up to record an asset for reinsurance recoverable on unpaid claims of $12,846,000; $19,205,000; and $22,262,000, respectively.

CLAIMS AND EXPENSE RATIOS

     The combined claims and expense ratio is the traditional measure of underwriting experience for property and casualty insurance companies. It is the combination of the ratios of (i) incurred claims and claims expenses to net premiums earned ("claims ratio") and (ii) policy acquisition costs and other operating expenses on a statutory basis to net premiums written ("underwriting expense ratio").

     The following table shows the underwriting experience of the Company for the years indicated, by line of insurance written. Adjustments to reserves that are made in subsequent years are reflected in the year of adjustment. Two claims ratios are shown--F.Y. is the financial year and A.Y. is the accident year claims only. Underwriting expenses are not allocated by line.

YEARS ENDED DECEMBER 31,                 1992           1993        1994         1995          1996
-----------------------------------------------------------------------------------------------------
                                                       (DOLLARS IN THOUSANDS)
Auto liability and physical damage:
Net premiums earned                    $  6,609      $12,636      $ 20,277     $ 27,260      $ 31,187
Claims ratio   FY/AY                     10%/67%      56%/68%       66%/71%      83%/74%       93%/93%
Fidelity and surety:
Net premiums earned                    $  2,468      $  3,288     $  5,542     $  6,944      $ 12,130
Claims ratio   FY/AY                     67%/36%       34%/24%      43%/42%      60%/55%       33%/33%
Liability other than automobile:
Net premiums earned                    $  3,994      $  4,618     $  5,414     $  5,856      $  3,834
Claims ratio   FY/AY                  (33%)/121%       30%/93%    (30%)/74%      65%/64%       97%/89%
Property and other:
Net premiums earned                    $  3,111      $  3,504     $  2,086     $  2,984      $  7,168
Claims ratio   FY/AY                     36%/43%       47%/58%      41%/57%      82%/58%       72%/82%
Excess liability:
Net premiums earned                    $  1,097      $  1,411     $  1,316     $    154      $    958
Claims ratio   FY/AY                  (326%)/56%    (133%)/20%    (18%)/40%     14%/268%       97%/89%
Workers' compensation:
Net premiums earned                    $  1,204      $    839     $    186     $    ---      $    124
Claims ratio   FY/AY                   (96%)/76%       15%/54%   (584%)/17%         N/A      (388%)/0%
Total:
Net premiums earned                    $ 18,483      $ 26,296     $ 34,821     $ 43,198      $ 55,401
Claims ratio   FY/AY                   (14%)/71%       36%/63%      39%/65%      73%/69%       76%/78%
Underwriting expense ratio                   42%           42%          28%          27%           29%
Combined claims
 and expense ratio                      28%/113%      78%/105%      67%/93%     100%/96%     105%/107%
                                       --------      --------     --------     --------      --------
                                       --------      --------     --------     --------      --------


     The comparability of the financial year claims ratios is impacted by the adjustments to claims reserve estimates for prior accident years recorded in the financial year. The comparability of the accident year claims ratios is impacted by the adjustments to claims reserve estimates for the accident year recorded in subsequent financial years. See "Business Reserves" for a discussion of reserve development. The excess liability reserve development redundancy in 1992 and 1993 included $1,209,000 and $1,021,000, respectively, relating to coverages excess of $1 million insured prior to July 1989. The fidelity and surety reserve development deficiency in 1992 and 1993 related primarily to the specialty lines bank bonds program. The property and other claims in 1993 through 1996 were impacted by catastrophic losses incurred in the low-value dwelling program from the March 1993 winter storm and Hurricane Fran in September 1996.

INVESTMENTS

     Funds available for investment include the Parent Company's present capital as well as premiums received, after deduction for expenses, and retained under the Company's insurance policies and reinsurance agreements. Before these funds are required for the settlement of claims, they are invested by the Company with the objective of preserving principal, maintaining liquidity and generating income.

     The Company engages professional fixed income managers to provide investment advisory services. At December 31, 1996, the fair value of fixed income investments under management was approximately $101,000,000. The Company engaged Kayne Anderson Investment Management, Inc. ("Kayne Anderson") to manage its trading portfolio under more aggressive guidelines with investment emphasis on time-frame situations. At December 31, 1996, the fair value of investments in the Company's trading portfolio was approximately $5,394,000. The remaining fixed income investments are either short-term and managed by the Company or are on deposit with various state insurance departments. The investment guidelines adopted by the Company establish that the primary objective of the portfolio is to preserve principal and provide liquidity. The Parent Company's investment guidelines prescribe a portfolio structure of maturities to provide adequate liquidity to settle claims liabilities as they come due.

     The Company's investment portfolio consists primarily of money market securities (9.2%), United States government securities (9.9%), United States government guaranteed mortgage-backed securities (23.6%), and Corporate Securities (50.0%), with the remaining (7.3%) investment grade securities issued by United States political subdivisions and corporations.

     At December 31, 1996, investments with a carrying value of $20,887,000 were collateralized or pledged to secure the U.S. insurers that have ceded reinsurance to the Parent Company, and to maintain security deposits in the U.S. with various state insurance departments for the Domestic Companies.

COMPETITION

     The insurance business is extremely competitive. The Company's competitors include independent insurance and reinsurance companies as well as subsidiaries or affiliates of major worldwide insurance companies. They also include the reinsurance departments of some primary insurance companies and underwriting syndicates.

     Insurers compete on the basis of selling effort, product, price, service and financial strength. The Company, as necessary, adjusts its overall pricing and pricing to individual customers to achieve underwriting profits, and, as a result, loses business to competition offering comparable insurance products at lower prices. The Company believes that it is able to effectively compete with other insurers on the basis of superior service, and is willing to accept a lower volume of premiums in order to achieve profitability at such lower volume. Also, the Company is continually developing alternative profitable insurance markets that capitalize on its business strengths.

EMPLOYEES

     The Nobel U.S. Group has 313 employees. The administration of the Parent Company in Bermuda is performed by an insurance management company for a fee.

REGULATION

     The Parent Company is regulated by the Insurance Act 1978 of Bermuda which requires the maintenance of minimum levels of capital and annual preparation of financial statements, and establishes standards of solvency that must be maintained.

     The Parent Company is not subject to regulation by any insurance authorities in the United States and, accordingly, shareholders will not receive any benefits that such regulation might provide.

     NIC is a Texas company and is presently admitted in 50 states and the District of Columbia. NIC can only conduct business in states in which it is licensed or admitted. Insurance companies are subject to varying degrees of regulation and supervision in the states in which they do business under laws that delegate supervisory, regulatory and administrative powers to state insurance commissioners. This regulation relates to such matters as rates, rules and forms, the adequacy of reserves, the type and quality of investments, minimum capital and surplus requirements, deposit of securities with state insurance authorities for the benefit of policyholders, restrictions on dividends, periodic examination of the insurer's affairs, and annual and other reports required to be filed with the state insurance commissioners on the financial and other conditions of these companies. See "Business Premiums to Capital and Surplus Ratio" for a discussion of risk based capital.

     Bermuda currently does not have any restrictions or exchange controls applicable to the Parent Company on the transfer of funds (other than the national currency) in and out of the country.

     Prior to any purchase that would cause a "person," which is defined as any company or association or body of persons, to own beneficially 10% or more of the outstanding capital shares of the Parent Company, the Controller of Foreign Exchange of Bermuda (the "Controller") must approve the proposed purchaser. Prior approval from the Controller would also be required if any such persons desire to increase their holdings by an additional 2% or more of the outstanding capital shares of the Parent Company or prior to any purchase by a Bermuda resident. The Bermuda Monetary Authority (the "Authority") requires any person who applies for the Controller's approval to first obtain the approval of the Board of Directors of the Parent Company. Before the Parent Company may issue or sell any additional capital shares, it must obtain the prior written consent of the Controller.

TAXATION

FOREIGN TAXES. Under Bermuda law, the Parent Company is not obligated to pay any taxes in Bermuda based upon income or gains. The Parent Company has received an exemption from the Ministry of Finance in Bermuda from any Bermuda taxes which might be imposed on profits, income or any capital asset, gain or appreciation, until the year 2006.

UNITED STATES TAXATION OF SHAREHOLDERS. Under Section 951(b) of Internal Revenue Code of 1986, as amended (the "Code"), any United States corporation, citizen, resident or other United States person who owns, directly or indirectly, or is considered to own (by application of the rules of constructive ownership set forth in Code Section 958(b), generally applying to family members, partnerships, estates, trusts or controlled corporations) 10% or more of the total combined voting power of all classes of stock of any foreign company will be considered a "United States Shareholder" of such foreign company for United States income tax purposes. If such "United States Shareholders" collectively own more than 25% of the value or combined voting power of all classes of such foreign company's stock for an uninterrupted period of 30 days or more during any taxable year, such foreign company will be considered a controlled foreign corporation ("CFC") for that year, and each "United States Shareholder" will be required to include in gross income their share of the company's "subpart F income" whether or not this income is distributed. The Parent Company's "subpart F income" would include, among other items, income derived from the reinsurance of risks located outside its country of incorporation. The Parent Company has concluded, based on its records and information available to it, that it does not have any "United States Shareholder" for purposes of this Code provision, who owns more than 10% of the value or combined voting power of the Parent Company's capital shares.

     Under Section 953(c) of the Code, if 20% or more of the value or voting power of all classes of stock of any foreign company is owned by persons who are, or who are related to, persons who are insureds, directly or indirectly, under any policy of insurance or reinsurance issued by such foreign company, or a related person, and 20% or more of the company's insurance income for any taxable year is insurance income attributable to policies of insurance or reinsurance with respect to which the person directly or indirectly insured is a United States person owning stock in the company, or a related person, then such related party insurance income will be taxed annually to United States persons owning stock in the foreign company (regardless of whether they are "United States Shareholders" as defined above) whether or not this income is distributed. Substantially less than 20% of the value or voting power of the Parent Company's capital shares is presently owned by persons who are, or who are related to, persons who are insureds, directly or indirectly, under any policy of insurance or reinsurance issued by the Parent Company. The Parent Company will continue to monitor these ratios carefully and will attempt to ensure that no related party insurance income is taxable to its shareholders under Code Section 953(c), although there can be no assurances that this will not occur.

     The Tax Reform Act of 1986 also introduced new provisions relating to passive foreign investment companies ("PFICs"). These provisions apply to the Parent Company for its fiscal years beginning during 1987 and thereafter. If the Parent Company is a PFIC in such or later years, then, depending on certain corporate and shareholder elections, either its income will be taxed currently to United States persons owning its stock or its shareholders will be required to pay an interest charge on the deferred tax when they sell their shares or receive distributions from such company. The Parent Company will be a PFIC for any fiscal year commencing during 1987, and thereafter, if during such fiscal year, 75% or more of its gross income, and that of any 25% (or more) owned subsidiaries, is "passive income," or 50% or more of its assets, and those of any 25% (or more) owned subsidiaries, produced, or are held for the production of "passive income." "Passive income" does not include income "derived in the active conduct of an insurance business by a corporation which is predominantly engaged in an insurance business and which would be subject to tax under subchapter L (relating to insurance companies) if it were a domestic corporation." The legislative history to the Technical and Miscellaneous Revenue Act of 1988 ("TAMRA") indicates that the portion of a company's investment income that will be deemed passive income will be income earned on financial reserves that exceed the reasonable needs of the insurance business. Under an analogous provision of the Internal Revenue Code of 1954, income derived from investments made by an insurance company was considered "active" income to the extent such income was earned on investment assets not exceeding the sum of (i) the company's unearned premiums from unrelated parties, (ii) its reserves ordinary and necessary for the proper conduct of its insurance business, and (iii) one third of its premiums earned from unrelated parties during the taxable year.

     There can be no assurance that the Internal Revenue Service will interpret the PFIC provisions in the manner described above or that the Parent Company will not be deemed to be a PFIC. If the Parent Company is a PFIC, each shareholder has the option to elect to have the Company treated, for purposes of such shareholder's tax return, as a Qualified Electing Fund ("QEF"). Each shareholder who so elects either (i) will be taxable on one's share of the Parent Company's income and gains for the taxable year even if that Parent Company made no distributions to shareholders, or (ii) at one's further election, could elect annually to defer payment of tax on these earnings, subject to an interest charge. Since the law is unclear as to whether the Parent Company will be classified as a PFIC, each shareholder should consult with one's own independent tax counsel as to whether it is advisable for one to make the QEF election. Any shareholder wishing to make a QEF election should contact the Parent Company to obtain certain information and statements from the Parent Company that must be attached to the shareholder's income tax return pursuant to Internal Revenue Service Notice 88-125.

UNITED STATES INCOME TAXATION OF THE PARENT COMPANY. The Parent Company neither maintains offices nor owns any tangible property in the United States, although the Nobel U.S. Group, which is subject to United States tax, does.
The Parent Company endeavors to conduct its business from Bermuda and not within the United States. However, since neither the Internal Revenue Code, court decisions or regulations definitively describe activities that constitute being engaged in a trade or business in the United States, there can be no assurance that the Internal Revenue Service will not successfully contend that the Parent Company is engaged in a trade or business in the United States, either through the Nobel U.S. Group's activities or otherwise on the basis that the Parent Company's subsidiaries, consultants and affiliates or their shareholders, employees, officers or directors are agents of the Parent Company. If the Parent Company is deemed to be so engaged, it will be subject to United States income tax on its income which is effectively connected with the conduct of that trade or business. Such income tax, if imposed, would be computed on the effectively connected income in a manner comparable to the computation of income of a domestic insurance corporation, except that (i) the Parent Company may be subject to an additional "branch profits tax" on deemed dividend equivalents and interest payments, and (ii) the Parent Company's applicable deductions and credits would be allowed only if it timely files a United States income tax return or protective return. The Parent Company filed a protective return for 1995 and anticipates filing a protective return for 1996. A penalty of up to 25% of the tax due may be assessed for failure to file a return.

     The Internal Revenue Service has the authority under Section 482 under the Code to reallocate income, deductions and credits among related taxpayers. Although the Parent Company intends and expects to maintain an arm's length business relationship with the Nobel U.S. Group, there can be no assurance that the Internal Revenue Service will not successfully contend that the Parent Company's income or a portion thereof should be allocated to the Nobel U.S. Group.

     Prior to April 1, 1990, the Nobel U.S. Group's United States Domestic Companies, admitted to write property and casualty coverages, reinsured with the Nobel Reinsurers a substantial amount of the risks underwritten by such companies. The Internal Revenue Service may challenge the deductibility by the Domestic Companies, for United States income tax purposes, of all premiums paid to the Nobel Reinsurers on risks reinsured by them and, if such a challenge is successful, may increase the United States income tax liability of the Domestic Company. The Internal Revenue Service in Revenue Ruling 77-316, has taken the position that where a United States parent corporation and its domestic subsidiaries insure their risks with an offshore subsidiary, the premiums paid to the offshore corporation are not deductible by the United States corporations and, if paid by the United States subsidiaries, are constructive distributions to the United States parent. Certain court cases have supported the Internal Revenue Service position that premiums paid by a parent to its subsidiary are not deductible. The Internal Revenue Service might argue that premiums paid to the Nobel Reinsurers should not be deductible and that instead, to the extent of each Domestic Company's earnings and profits, they should be characterized as dividends subject to a United States 30% withholding tax. If the Internal Revenue Service were to contend successfully that a portion of the premium paid by the Domestic Companies to the Nobel Reinsurers exceeded an arm's length premium, such excess amount would probably be characterized as a distribution by the Domestic Companies to the Nobel Reinsurers, with the result that the Domestic Companies would not be permitted a deduction, and the Nobel Reinsurers would be subject to a 30% withholding tax, with respect to such excess amount.

     Assuming that the Parent Company is not considered to be engaged in a trade or business in the United States, it is subject to United States income tax only on certain "fixed or determinable annual or periodic gains, profits and income" derived from sources within the United States as enumerated in
Section 881(a) of the Code (for example dividends and related party interest). This tax is imposed at a fixed rate of 30% of the gross amount of such income. The United States person responsible for payment of such items of income to the Parent Company is obligated to withhold this 30% tax before payment is made to the Parent Company. Since the Parent Company does not invest in United States securities, other than bank certificates of deposit and other fixed income securities which are exempt from this tax, there is no income tax imposed by the United States on such income.

UNITED STATES EXCISE TAX. The United States imposes an excise tax on insurance and reinsurance premiums paid to foreign insurers or reinsurers with respect to risks located in the United States. The rates of the tax are as follows: 4% of the premium paid on a casualty insurance policy; 1% of the premium paid on a life, sickness or accident insurance policy; and 1% of the premium paid on a reinsurance policy covering insurance of casualty, life, sickness or accident.

UNITED STATES INCOME TAXATION OF THE U.S. GROUP. The U.S. Group is domiciled in the United States and is subject to United States taxes on income; however, no significant liability has been incurred to date. At December 31, 1996, the U.S. Group had consolidated net operating losses of approximately $4,452,000 which may be carried forward for U.S. federal income tax purposes. Such loss carryforwards expire beginning in 2004.

ITEM 2.   PROPERTIES

     The Nobel U.S. Group purchased a 39,000 square foot building at 8001 LBJ Freeway, Dallas, Texas in 1995 of which 25,000 square feet is occupied by the corporate and commercial lines insurance operations. Approximately 10,000 square feet of this building is leased to unrelated tenants with the remaining 4,000 square feet available for lease.

     The Nobel U.S. Group owns a 24,000 square foot building at 6923 North Trenholm Road, Columbia, South Carolina of which 12,000 square feet is occupied by the personal lines insurance operation. Approximately 6,000 square feet of the building is leased to unrelated tenants and 6,000 square feet is available for lease.

     IAS, the claim adjusting operation, leases and occupies approximately 10,000 square feet of office space for their home office and Dallas-based service operation at 1485 Richardson Drive, Richardson, Texas. IAS leases office space for their branch offices located in various cities in the U.S.

ITEM 3.   LEGAL PROCEEDINGS

     The Parent Company is not a party, either as plaintiff or defendant, to a material proceeding other than those routinely encountered in claims activity. It is the opinion of the Company's Management, after consulting with counsel and reviewing the facts, that the ultimate liability, if any, arising from a single contingency, will not have a material adverse effect on the consolidated financial position of the Parent Company in excess of amounts recorded.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

     The Parent Company's securities were first publicly traded in November 1981. The Parent Company's capital shares are traded in the over-the-counter market and are currently listed on the National Association of Securities Dealers' Automated Quotations System (NASDAQ) under the trading symbol "NOBLF."

     At March 15, 1997, the Parent Company had approximately 2,000 shareholders, of which approximately 260 were shareholders of record.

     The following table represents the high and low closing sales prices of the Common Stock as reported by NASDAQ for the periods indicated.

                                      1995                 1996
                                 HIGH       LOW       HIGH       LOW
                                 ------------------------------------
               1st Quarter     $ 9 5/8    $ 8 1/8    $12 3/4    $11 1/4
               2nd Quarter     $10 3/4    $ 9 1/8    $11 3/4    $10 7/8
               3rd Quarter     $12 1/2    $10 1/8    $12 3/4    $11
               4th Quarter     $12 1/8    $11 1/2    $12 5/8    $11 1/4


     The Parent Company declared quarterly cash dividends of $.05 per share in 1996 and paid $903,000 as cash dividends, or $.20 per share. The Parent Company previously declared quarterly cash dividends on its Common Stock prior to 1989. On March 22, 1989, because of the fourth quarter 1988 loss, the Parent Company's Board of Directors suspended the quarterly cash dividend. The reinstatement of a quarterly cash dividend policy reflects the continued positive operating results and financial condition of the Company. Under Bermuda law, the Parent Company has accumulated earnings to pay dividends as of December 31, 1996 of $35,930,000, after adjustment for prior stock dividend transfers to contributed surplus in the amount of $5,934,000. See Note 8 of the Notes to Consolidated Financial Statements.

     There are no limitations under the Parent Company's Memorandum of Association on the right of non-Bermudian citizens or residents to hold or vote Parent Company securities. However, under the Exchange Control Act 1972 of Bermuda and regulations made thereunder, Bermuda residents may not acquire shares in the Parent Company without having first obtained the permission of the Authority. The Authority has imposed restrictions on persons seeking to acquire beneficial ownership of 10% or more of the Parent Company's outstanding shares, or to increase their beneficial ownership above 10%. Such persons must first obtain the approval of the Board of Directors of the Parent Company and the approval of the Authority.

ITEM 6.  SELECTED FINANCIAL DATA

  The selected consolidated financial data presented below for, and as of the end of each of the years ended December 31, have been derived from the consolidated financial statements of the Company which have been audited by KPMG Peat Marwick, independent certified public accountants. The consolidated balance sheets as of December 31, 1996 and 1995, and the consolidated statements of operations, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 1996, and the report thereon are included elsewhere in this document. The information presented below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," consolidated financial statements and the notes thereto, and the other financial information included herein. The Parent Company's records are maintained in United States dollars, and all amounts set forth in this Annual Report are expressed in United States dollars except as otherwise indicated.


YEARS ENDED AND AT DECEMBER 31,                           1992           1993           1994           1995           1996
-----------------------------------------------------------------------------------------------------------------------------
                                                                   (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
INCOME DATA:
Gross premiums written                                  $  34,467      $  44,073      $  59,527      $  70,515      $  83,703
Ceded premiums written                                   (14,355)       (15,605)         19,025         22,921         40,508
                                                        ---------      ---------      ---------      ---------      ---------
Net premiums written                                       20,112         28,468         40,502         47,594         43,195
Change in unearned premiums                                 1,629        (2,172)        (5,681)        (4,398)         12,206
                                                        ---------      ---------      ---------      ---------      ---------
Net premiums earned                                        18,483         26,296         34,821         43,198         55,401
Net investment income                                       6,313          5,956          5,543          7,302          6,272
Net realized gains                                            418            253            489          1,412            762
Claim adjuster fees                                         1,110          5,159          9,400          9,357         10,423
Other income                                                  266            529            ---            ---            ---
                                                        ---------      ---------      ---------      ---------      ---------
  Total revenues                                           26,590         38,193         50,253         61,269         72,858
                                                        ---------      ---------      ---------      ---------      ---------

Claims and claim adjustment expenses                      (2,578)          9,505         13,628         31,702         42,197
Service fees and commissions                                1,850          5,841          6,881          6,992         13,383
Underwriting and operating expenses                         8,246         12,919         14,369         18,843         15,060
                                                        ---------      ---------      ---------      ---------      ---------
  Total expenses                                            7,518         28,265         34,878         57,537         70,640
                                                        ---------      ---------      ---------      ---------      ---------
  Income before income taxes                               19,072          9,928         15,375          3,732          2,218
Income tax benefit                                            ---            ---            ---        (2,500)         (2,069)
                                                        ---------      ---------      ---------      ---------      ---------
  Net income                                            $  19,072      $   9,928      $  15,375      $   6,232      $   4,287
                                                        ---------      ---------      ---------      ---------      ---------
                                                        ---------      ---------      ---------      ---------      ---------
PER SHARE DATA:
Net income                                              $    2.89        $  1.43        $  2.37        $  1.06         $  .92
Average number capital shares                               6,599          6,947          6,478          5,901          4,659

GAAP OPERATING RATIOS:
Claims ratio                                                (13.9)          36.1           39.1           73.3           76.2
Expense ratio                                                42.0           42.0           28.0           27.2           29.2
                                                        ---------      ---------      ---------      ---------      ---------
Combined ratio                                               28.1           78.1           67.3          100.5          105.4

BALANCE SHEET DATA:
 Cash & investments                                     $ 105,365      $ 108,148      $ 107,643      $ 128,866      $ 123,442
 Total assets                                           $ 143,873      $ 153,310      $ 168,173      $ 203,388      $ 222,778
 Total shareholders' equity                             $  46,114      $  54,479      $  56,548      $  64,908      $  53,187

     As discussed in Note 4 of the Notes to Consolidated Financial Statements at December 31, 1996, the Company has reflected a reserve for claims incurred but not reported ("IBNR") and provision for claims development on certain casualty lines which represented the Company's best estimate of the reserve for claims and claims expense. Redundancy resulting from revisions to estimates of prior years' claims reserves contributed $4,922,000; $15,610,000; $6,992,000; $8,900,000 and $1,089,000 to earnings in 1991, 1992,
1993, 1994, and 1996, respectively. See "Business: Reserves" for a discussion of claims reserve development.

     In 1996, the Company reduced the valuation allowance on its deferred tax asset which generated a deferred tax benefit to the statement of income of $907,000.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

1995 VERSUS 1996

     The composition of the net income for 1995 as compared to the net income for 1996 by type of operation is as follows:

     YEARS ENDED DECEMBER 31,                1995           1996
     --------------------------------------------------------------
                                            (DOLLARS IN THOUSANDS)

     Underwriting operations                $(4,652)       $(5,004)
     Claim adjusting operations                (330)           188
     Investment and other income              8,714          7,034
     Federal income tax benefit               2,500          2,069
                                            -------        -------
     Net income                             $ 6,232        $ 4,287
                                            -------        -------
                                            -------        -------

UNDERWRITING OPERATIONS. Direct 1996 premiums written increased $13,188,000 or 19%, over 1995. Reinsurance purchased increased $17,587,000 or 77% over 1995. Net written premiums in 1996 decreased $4,400,000, or 9% over 1995. Premium gains from new business continued in all of the Company's insurance programs. The comparability of reinsurance purchased is affected by changes in the major reinsurance programs. Effective October 1, 1995, the Company purchased excess of loss cover for the surety program. Effective January 1, 1996, the low-value dwelling reinsurance program was renewed to provide catastrophe protection through a combination of quota share and catastrophe excess of loss reinsurance. Effective July 1, 1994, the commercial casualty reinsurance program was remarketed and restructured with a $500,000 retention. On December 31, 1996, the commercial casualty purchased an additional quota share of approximately $15,400,000.

     The net financial year claims ratio of 76% for 1996 compares to 73% for 1995 and is analyzed as follows:


     YEARS ENDED DECEMBER 31,                                           1995                          1996
                                                              FINANCIAL       ACCIDENT      FINANCIAL       ACCIDENT
                                                                 YEAR           YEAR           YEAR           YEAR
     -----------------------------------------------------------------------------------------------------------------
     Reported claims and allocated expense                        66%            42%            73%            55%
     IBNR provision                                                6%            26%             0%            21%
     Unallocated claims adjusting expenses                         1%             1%             3%             2%
                                                                  --             --             --             --
     Total claims expense                                         73%            69%            76%            78%
                                                                  --             --             --             --
                                                                  --             --             --             --

     The comparability of the financial year claims ratios is impacted by the changes in claim payments and claims reserve estimates for prior accident years. See "Business: Reserves" and "Business: Claims and Expense Ratios" for a discussion of prior years' reserve development. The comparability of the claims ratios is also influenced by the effect on net premiums earned for the commercial casualty explosives and trucking programs of premium audits recorded in one year but earned in a prior year and from a custom insurance program for which the expenses normally included in premiums are earned as service fees. The accident year claims ratios are 78% for 1996 and 69% for 1995. The increase in the 1996 accident year loss ratio over 1995 was primarily attributable to losses arising out of Hurricane Fran and the increased frequency of large commercial casualty losses reported for accident year 1996.

    Expenses, which consist of net service fees and commissions and all general and administrative expenses, excluding the claim adjusting operations, were 27% and 29% of net earned premiums for 1995 and 1996, respectively. The following table shows the components of net service fees and commissions:

     YEARS ENDED DECEMBER 31,                          1995            1996
     ------------------------------------------------------------------------
                                                      (DOLLARS IN THOUSANDS)
     Commissions, fronting, and taxes expense         $11,714       $ 17,090
     Ceding commission income                          (8,265)       (11,760)
     Service fee income                                  (309)           ---
     Change in deferred acquisition costs              (1,090)         2,429
                                                      -------       --------
                                                        2,050          7,759
     Claim adjusting commission paid                    4,942          5,624
                                                      -------       --------
                                                      $ 6,992       $ 13,383
                                                      -------       --------
                                                      -------       --------

     Increased commissions, fronting and taxes expense in 1996 versus 1995 was primarily attributable to writing a larger proportion of surety and personal lines business and a lower proportion of commercial casualty business in 1996. The commission rates for surety and personal lines business are significantly higher than commission rates for commercial casualty business. The principal causes for the increased ceding commission income in 1996 were increased ceding commissions of approximately $4,000,000 resulting from the new commercial casualty quota share treaty purchased on December 31, 1996. This was partially offset by the loss of ceding commissions of approximately $750,000 from the low-value dwelling program quota share treaty due to the poor claims experience as the result of Hurricane Fran in 1996.

CLAIMS ADJUSTING OPERATIONS. Claims adjusting fees earned were $10,423,000 in 1996, compared to $9,357,000 in 1995, was primarily due to increased catastrophe business in 1996. Net income for 1996 was $101,000 as compared to a loss of $330,000 in 1995.

INVESTMENT INCOME. Net investment gains in 1996 consisted of $6,272,000 of interest income and $762,000 in net realized capital gains, compared to $7,302,000 of interest income and $1,412,000 in net realized capital gains in 1995. The decrease was due to the purchase of $14,100,000 of treasury stock in 1996 and decreased yield rates in the bond market.

     In 1996, the Company recognized a net tax benefit of $2,069,000 compared to $2,500,000 in 1995.

RESULTS OF OPERATIONS

1994 VERSUS 1995

     The composition of the net income for 1995 as compared to the net income for 1994 by type of operation is as follows:

     YEARS ENDED DECEMBER 31,                          1994            1995
     ------------------------------------------------------------------------
                                                      (DOLLARS IN THOUSANDS)
     Underwriting operations                          $10,336        $(4,652)
     Claim adjusting operations                          (993)          (330)
     Investment and other income                        6,032          8,714
     Federal income tax benefit                           ---          2,500
                                                      -------        -------
     Net income                                       $15,375        $ 6,232
                                                      -------        -------
                                                      -------        -------

UNDERWRITING OPERATIONS. Premiums written increased $10,988,000 or 18%, over 1994. Reinsurance purchased increased $3,896,000 or 20%. Premium gains from new business continued in all of the Company's insurance programs. The comparability of reinsurance purchased is affected by changes in two major reinsurance programs in 1994. Effective January 1, the low-value dwelling reinsurance program was restructured to provide catastrophe protection through increased quota share combined with the CAT excess. The financial effect was increased premiums ceded accompanied by increased claims recoveries and ceding commissions. Effective July 1, the commercial casualty reinsurance program was remarketed and restructured a $500,000 retention.
The financial effect was decreased premiums ceded accompanied by decreased claims recoveries and increased ceding commissions. All of the above noted reinsurance program changes applied to the unearned premiums on the effective date.

The claims ratio of 73% for 1995 compares to 39% for 1994 and is analyzed as follows:


     YEARS ENDED DECEMBER 31,                         1994                          1995
                                            FINANCIAL       ACCIDENT      FINANCIAL      ACCIDENT
                                               YEAR           YEAR           YEAR          YEAR
     ---------------------------------------------------------------------------------------------
     Reported claims                           54%            42%            66%            42%
     IBNR provision                           (17)%           19%             6%            26%
     Unallocated claims adjusting expenses      2%             4%             1%             1%
                                               --             --             --             --
     Total claims expense                      39%            65%            73%            69%
                                               --             --             --             --
                                               --             --             --             --

     The comparability of the financial year claims ratios is impacted by the changes in claims reserve estimates for prior accident years. See "Business:
Reserves" and "Business: Claims and Expense Ratios" for a discussion of prior years' reserve development. The comparability of the claims ratios is also influenced by the effect on net premiums earned for the commercial casualty explosives and trucking program of premium audits recorded in one year but earned in a prior year and from a custom insurance program for which the expenses normally included in premiums are earned as service fees. The accident year claims ratios adjusted for this effect are 65% for 1994 and 69% for 1995.

     Expenses, which consist of net service fees and commissions and all general and administrative expenses, excluding the claim adjusting operations, were 28% and 27% of net written premiums for 1994 and 1995, respectively. The following table shows the components of net service fees and commissions:

     YEARS ENDED DECEMBER 31,                    1994           1995
     ------------------------------------------------------------------
                                                (DOLLARS IN THOUSANDS)
     Commissions, fronting, and taxes expense   $10,378        $11,714
     Ceding commission income                    (7,812)        (8,265)
     Service fee income                            (400)          (309)
     Change in deferred acquisition costs          (423)        (1,090)
                                                -------        -------
                                                  1,743          2,050
     Claim adjusting commission paid              5,138          4,942
                                                -------        -------
                                                $ 6,881        $ 6,992
                                                -------        -------
                                                -------        -------


     Increased commissions, fronting and taxes expense resulted from writing a large proportion of surety business at a higher commission rate. The principal causes of the increased ceding commission income relative to reinsurance purchased were increased ceding commission rates resulting from changes in the major reinsurance programs effective in 1995 in combination with the contingent commission adjustment for the low-value dwelling program quota share resulting from improved claims experience as compared to the prior year.

     The decrease associated with the claims adjusting businesses is the result of reduced business and reduced commission payments.

INVESTMENT INCOME. While the aggregate yield rate of the portfolio increased approximately .02%, increased interest income of $1,759,000 is due to positive cash flow. Net investment gains in 1995 consisted of $1,061,000 unrealized gain from trading portfolio securities and $351,000 net realized gains from available for sale portfolio. This compares to $1,152,000 unrealized gain from trading portfolio and $663,000 net realized losses from available for sale portfolio in 1994.

     In 1995, the Company recognized a $2,500,000 tax benefit primarily due to the change in the valuation allowance on the deferred tax asset.

LIQUIDITY AND CAPITAL RESOURCES

     The principal cash requirements of the Company consist of claims payments and operating expenses.

     The Nobel U.S. Group's non-insurance operations incur substantially all of the administrative expenses. The principal sources of cash to pay the expenses for the non-insurance operations are claim adjusting fees and administrative service fees from the Domestic Company and the Parent Company.

     The source of liquidity for claims payments consists of net premiums, after deduction for expenses, plus investment income on the balances of such premiums prior to their use to pay claims. These invested balances are also used for collateral to secure the ceding insurers' reinsurance reserves. The collateral requirements for reinsurance ceded to the Parent Company by INA is being satisfied by a combination of letters of credit and trust balances. Commencing July 1989, the settlement of all claims and claims expenses was withdrawn from the trust account or deducted from net reinsurance settlements into the trust account. The terms of the Parent Company's letter of credit facility requires collateral with qualifying investments, which if other than short-term investments, must have a market value of 105% of the amount of letters of credit issued.

     The investment guidelines adopted by the Company in November 1989 established that the primary objective of the portfolio is to preserve principal and provide liquidity. The Parent Company's investment guidelines prescribe a portfolio structure of maturities to provide adequate liquidity to settle claims liabilities. See "Business: Investments."

     United States insurance regulations require the ceding insurers to maintain approved collateral for reinsurance balances, including reserves for unearned premiums and unpaid claims and claims expenses ceded to non-admitted reinsurers. The collateral requirements for reinsurance ceded to the Parent Company by INA is being satisfied by a combination of letters of credit and trust fund balances. The combined amount of letters of credit and market value of trust assets at December 31, 1996 was $14,974,000. See "Business:
Collateral Requirements for Assumed Reinsurance."

     At December 31, 1996, the Company had cash and investments of $123,442,000, of which $20,887,000 was collateralized or pledged to secure the insurers that have ceded reinsurance to the Company, and to maintain security deposits in the U.S. with various state insurance departments.

     Net cash provided from operating activities for 1996 was $12,751,000 compared to $24,341,000 for 1995. The 1996 net cash provided from operations was positively adjusted by dispositions from the trading portfolio of $3,098,000 compared to $3,236,000, in 1995. Net cash used by financing activities in 1996 was $11,229,000 principally due to the purchase of treasury stock. The Company acquired 1,188,000 shares during 1996 for $14,097,000, or an average cost of $11.87 per share. At December 31, 1995, the Company had authority to buy back up to 1,274,000 Nobel shares when the price is attractive and cash is available. During 1996, Nobel received authority from the Board of Directors to purchase (under the same terms) an additional 250,000 shares.

     The insurance operations require capital to support premium writings. The Company believes that its insurance subsidiary has sufficient capital to support planned business activities. Management is challenged to deploy present capital levels into profitable business opportunities. During 1996, NIL and NHI executed a credit agreement for a five (5) year term loan facility commitment in the amount of $15,000,000. Term loans are evidenced by a Term Note with interest payable with respect to the unpaid principal amount of each Term Note at a base rate (Prime) or at the adjusted London Interbank Eurodollars rate (LIBOR) depending on what interest basis the loan is made. The uses of the term loan facility commitment are to repay existing bank indebtedness at the time of closing, to make contributions to the equity of Nobel Insurance Company, and to meet other business expansion opportunities. As of December 31, 1996, the company has borrowed $3,538,000 under this loan facility commitment.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         See Item 14(a).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

PART III

     The information required by all items of Part III is incorporated by reference from the indicated headings in the Parent Company's definitive proxy statement for its annual meeting of shareholders to be held on Friday, May 9, 1997.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
          "DIRECTORS, NOMINEES AND EXECUTIVE OFFICERS."

ITEM 11.  EXECUTIVE COMPENSATION
          "REMUNERATION OF DIRECTORS AND OFFICERS."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT "OUTSTANDING CAPITAL STOCK."

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          "CERTAIN TRANSACTIONS."



PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)  The following documents are filed as part of this report:

(1)  Financial Statements

     The financial statements listed in the accompanying index to consolidated financial statements and financial statement schedules are filed as part of this Annual Report.

(2)  Financial Statement Schedules

     The financial statement schedules listed in the accompanying index to consolidated financial statements and financial statement schedules are filed as part of this Annual Report.

(3)  Exhibits:

3.1 Certificate of Incorporation and Memorandum of Association of the Company (1).

3.2    Bylaws of the Company (2).

4      Specimen Capital Share Certificate (3).

10.1   The Company's 1984 Incentive Stock Option Plan (3).

10.2   Form of the Company's Incentive Stock Option Agreement (4).

10.3   Amendment No. 1 to the Company's 1984 Incentive Stock Option Plan (1).

10.4   Amendment No. 2 to the Company's 1984 Incentive Stock Option Plan (4).

10.5   Amendment No. 3 to the Company's 1984 Incentive Stock Option Plan (6).

10.6   The Company's 1990 Non-Employee Directors' Stock Option Plan (6).

10.7 Form of the Company's Non-Employee Directors' Stock Option Agreement [Annual Grant] (6).

10.8 Form of the Company's Non-Employee Directors' Stock Option Agreement [Grant Following Second Fiscal Quarter] (6).

10.9 Form of the Company's Non-Employee Directors' Stock Option Agreement [Grant Following Third Fiscal Quarter] (6).

10.10 Form of the Company's Non-Employee Directors' Stock Option Agreement [Grant Following Fourth Fiscal Quarter] (6).

10.11 Amendment No. 1 to the Company's Non-Employee Directors' Stock Option Plan (7).

10.12 Option Agreement, dated November 20, 1987, between the Company and William P. Daves, Jr. (5).

10.13 Employment Agreement, dated January 1, 1993, by and between the Company and Jeffry K. Amsbaugh (8).

10.14  401(K) Profit Sharing Plan (8).

10.15  Amendment No. 4 to the Company's 1984 Incentive Stock Option Plan (9).

10.16 Amendment No. 2 to the Company's Non-Employee Directors' Stock Option Plan (9).

10.17 Employment Agreement, dated January 1, 1995, by and between the Company and Jeffry K. Amsbaugh (9).

21     Subsidiaries of the Company (9).

23 Consents of independent auditors to incorporation by reference of certain reports into the Registrant's Registration Statement on Form S-8 (10).

(1) Filed as an exhibit to registration statement No. 33-4331 on Form S-1 and incorporated by reference.

(2) Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1985 and incorporated by reference.

(3) Filed as an exhibit to registration statement No. 2-73328 on Form S-1 and incorporated by reference.

(4) Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1986 and incorporated by reference.

(5) Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1988 and incorporated by reference.

(6) Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1990 and incorporated by reference.

(7) Filed as an exhibit to registration statement No. 33-51342 on Form S-8 and incorporated by reference.

(8) Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1992 and incorporated by reference.

(9) Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated by reference.

(10) Filed herewith.

     Copies of the foregoing exhibits filed with this Annual Report are available from the Company upon written request and payment of a $.20 per page charge.

     (b)  Reports on Form 8-K.

          No reports or Form 8-K were filed during the last quarter of the period covered by this report.

                            NOBEL INSURANCE LIMITED
           INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL
                              STATEMENT SCHEDULES
                                 (ITEM 14(a))


                                                                          Page
------------------------------------------------------------------------------
Consolidated Financial Statements

Report of Chartered Accountants                                             31

Consolidated balance sheets as of December 31, 1996 and 1995                32

Consolidated statements of income for each of the years in
the three-year period ended December 31, 1996                               34

Consolidated statements of shareholders' equity for each of the years
in the three-year period ended December 31, 1996                            35

Consolidated statements of cash flows for each of the years in
the three-year period ended December 31, 1996                               36

Notes to consolidated financial statements, December 31, 1996, 1995
and 1994                                                                    38


Financial Statement Schedules

I    Consolidated Summary of Investments                                    56
II   Condensed Financial Information of Registrant                          57
III  Supplementary Insurance Information                                    61
IV   Reinsurance                                                            62
VI   Supplemental Information                                               63


Supplementary Information (Unaudited)

Financial Highlights and Quarterly Results                                  65

                       REPORT OF CHARTERED ACCOUNTANTS



The Board of Directors and Shareholders
Nobel Insurance Limited:


We have audited the accompanying consolidated financial statements of Nobel Insurance Limited and subsidiaries as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedules as listed in the accompanying index. These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Nobel Insurance Limited and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and cash flows for each of the years in the three-year period ended December 31 1996, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all materials respects, the information set forth therein.

As discussed in Note 1 to the Consolidated Financial Statements, in 1995 the Company adopted the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of."


Hamilton, Bermuda
March 7, 1997                                               KPMG Peat Marwick

                           NOBEL INSURANCE LIMITED
                         CONSOLIDATED BALANCE SHEETS
                     (EXPRESSED IN UNITED STATES DOLLARS)

                                                           DECEMBER 31,
                                                        1996         1995
------------------------------------------------------------------------------
                                                          (IN THOUSANDS)
ASSETS

Investments (Note 2):
  Trading portfolio, at fair value:
    Fixed maturity securities (amortized cost:
     1996-$487; 1995-$105)                             $    502     $    188
    Equity securities (cost: 1996-$2,611;
      1995-$4,881)                                        4,057        6,847
    Other investments (cost: 1996-$722; 1995-$763)          835          925
  Securities available for sale, at fair value:
    Fixed maturity securities
      (amortized cost: 1996-$100,340; 1995-$102,588)    100,970      105,601
    Equity securities (cost: 1996-$2,045)                 2,293           --
  Short-term investments, at cost, which
    approximates fair value                              12,880       13,798
                                                       --------     --------
      Total investments                                 121,537      127,359

Cash                                                      1,905        1,507
Funds held by reinsurance companies                       1,702        3,341
Premiums and other receivables less allowance for
  doubtful accounts ($298 in 1996 and $398 in 1995)      30,693       23,897
Accrued interest income                                   1,484        1,418
Reinsurance recoverable on paid and unpaid claims
  (Notes 4 and 5)                                        26,361       22,588
Prepaid reinsurance premiums (Note 5)                    27,316       12,826
Property and equipment less accumulated
  depreciation ($2,119 in 1996 and $1,840 in 1995)        4,045        3,642
Deferred policy acquisition costs (Note 3)                  700        3,129
Net deferred tax asset (Note 7)                           4,774        2,112
Other assets                                              2,261        1,569
                                                       --------     --------
      Total assets                                     $222,778     $203,388
                                                       --------     --------
                                                       --------     --------

         (See Accompanying Notes to Consolidated Financial Statements)

                          NOBEL INSURANCE LIMITED
                        CONSOLIDATED BALANCE SHEETS
                    (EXPRESSED IN UNITED STATES DOLLARS)
                                 (CONTINUED)

                                                           DECEMBER 31,
                                                        1996         1995
------------------------------------------------------------------------------
                                                      (IN THOUSANDS, EXCEPT
                                                           SHARE DATA)

LIABILITIES

Reserve for claims and claims expenses (Note 4)        $ 88,397     $ 81,675
Unearned premiums                                        40,389       38,106
Reinsurance premiums payable                             22,733        7,138
Accounts payable and accrued liabilities                 13,180        9,907
Other liabilities (Note 6)                                4,892        1,654
                                                       --------     --------

    Total liabilities                                   169,591      138,480
                                                       --------     --------

SHAREHOLDERS' EQUITY

Capital shares (Authorized 20,000,000 shares; $1 par
  value; issued 7,743,458 shares in 1996 and 7,626,725
  shares in 1995; outstanding 4,471,106 shares in 1996
  and 5,542,363 shares in 1995)                           7,743        7,627
Contributed surplus                                      44,499       44,081
Unrealized gain on investments                              551        2,093
Retained earnings                                        29,996       26,612
Treasury stock, at cost (3,272,352 shares in 1996
  and 2,084,362 shares in 1995)                         (29,602)     (15,505)
                                                       --------     --------

   Total shareholders' equity (Note 8)                   53,187       64,908
                                                       --------     --------


Commitments and Contingencies (Notes 2, 4, 5 and 9)


   Total liabilities and shareholders' equity          $222,778     $203,388
                                                       --------     --------
                                                       --------     --------


         (See Accompanying Notes to Consolidated Financial Statements)

                            NOBEL INSURANCE LIMITED
                       CONSOLIDATED STATEMENTS OF INCOME
                      (EXPRESSED IN UNITED STATES DOLLARS)

         YEARS ENDED DECEMBER 31,                          1996           1995           1994
------------------------------------------------------------------------------------------------
                                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)

REVENUES:
 Premiums written                                       $  83,703      $  70,515      $  59,527
 Reinsurance purchased                                    (40,508)       (22,921)       (19,025)
                                                        ---------      ---------      ---------
 Net premiums written                                   $  43,195      $  47,594      $  40,502
                                                        ---------      ---------      ---------
                                                        ---------      ---------      ---------

 Premiums earned                                        $  81,420      $  63,561      $  53,916
 Premiums ceded                                            26,019         20,363         19,095
                                                        ---------      ---------      ---------
 Net premiums earned                                       55,401         43,198         34,821
 Net investment income                                      6,272          7,302          5,543
 Net investment gains  (Note 2)                               762          1,412            489
 Claim adjusting fees earned                               10,423          9,357          9,400
                                                        ---------      ---------      ---------
 Total revenues                                            72,858         61,269         50,253
                                                        ---------      ---------      ---------
EXPENSES:
 Claims and claims expenses (Note 4)                       54,183         44,935         23,879
 Reinsurance recoveries                                    11,986         13,233         10,251
                                                        ---------      ---------      ---------
 Net claim and claim expenses                              42,197         31,702         13,628
 Service fees and commissions                              13,383          6,992          6,881
 General and administrative expenses                       15,060         18,843         14,369
                                                        ---------      ---------      ---------
 Total expenses                                            70,640         57,537         34,878
                                                        ---------      ---------      ---------
 Net income before income taxes                             2,218          3,732         15,375
 Income tax expense (benefit) (Note 7)
   Current                                                    ---            130            ---
   Deferred                                                (2,069)        (2,630)           ---
                                                        ---------      ---------      ---------
   Income tax benefit                                      (2,069)        (2,500)           ---
                                                        ---------      ---------      ---------
 Net income                                             $   4,287      $   6,232      $  15,375
                                                        ---------      ---------      ---------
                                                        ---------      ---------      ---------
PER SHARE DATA: (Note 1)
 Net income per share                                   $     .92      $    1.06      $    2.37
                                                        ---------      ---------      ---------
                                                        ---------      ---------      ---------
 Average number of capital
    shares outstanding                                      4,659          5,901          6,478
                                                        ---------      ---------      ---------
                                                        ---------      ---------      ---------

         (See Accompanying Notes to Consolidated Financial Statements)

                          NOBEL INSURANCE LIMITED
               CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                   (EXPRESSED IN UNITED STATES DOLLARS)

                                                                               UNREALIZED
                                                                                  GAIN        RETAINED                  TOTAL
                                           CAPITAL SHARES        CONTRIBUTED    (LOSS) ON     EARNINGS    TREASURY  SHAREHOLDERS'
(IN THOUSANDS, EXCEPT SHARE DATA)       OUTSTANDING     AMOUNT     SURPLUS     INVESTMENTS    (DEFICIT)     STOCK       EQUITY
---------------------------------------------------------------------------------------------------------------------------------
Year ended December 31, 1994:
Balances, beginning of year               6,546,146     $7,322     $43,475        $   369     $ 7,097     $ (3,784)    $ 54,479
  Net income                                    ---        ---         ---            ---      15,375          ---       15,375
  Cumulative effect of change in
    accounting for investments                  ---        ---         ---          1,245         ---          ---        1,245
  Treasury stock purchases (Note 8)        (842,542)       ---         ---            ---         ---       (6,859)      (6,859)
  Shares issued--exercise of stock options  213,226        213         395            ---         ---          ---          608
  Change in unrealized gain (loss)              ---        ---         ---         (7,364)        ---          ---       (7,364)
  Dividends paid shareholders                   ---        ---         ---            ---        (936)         ---         (936)
                                         ----------     ------     -------       --------     -------     --------     --------

Balances, end of year                     5,916,830     $7,535     $43,870        $(5,750)    $21,536     $(10,643)    $ 56,548

Year ended December 31, 1995:
  Net income                                    ---        ---         ---            ---       6,232          ---        6,232
  Treasury stock purchases (Note 8)        (466,054)       ---         ---            ---         ---       (4,862)      (4,862)
  Shares issued - exercise of stock
    options                                  91,587         92         211            ---         ---          ---          303
  Change in unrealized gain (loss)              ---        ---         ---          7,843         ---          ---        7,843
  Dividends paid stockholders                   ---        ---         ---            ---      (1,156)         ---       (1,156)
                                         ----------     ------     -------       --------     -------     --------     --------

Balances, end of year                     5,542,363     $7,627     $44,081       $  2,093     $26,612     $(15,505)    $ 64,908

Year ended December 31, 1996:
  Net income                                    ---        ---         ---            ---       4,287          ---        4,287
  Treasury stock purchases (Note 8)      (1,187,990)       ---         ---            ---         ---      (14,097)     (14,097)
  Shares issued--exercise of stock
    options                                 116,733        116         418            ---         ---          ---          534
  Change in unrealized gain (loss)              ---        ---         ---        (1,542)         ---          ---       (1,542)
  Dividends paid stockholders                   ---        ---         ---            ---        (903)         ---         (903)
                                         ----------     ------     -------       --------     -------     --------     --------

Balances, end of year                     4,471,106     $7,743     $44,499       $    551     $29,996     $(29,602)    $ 53,187
                                         ----------     ------     -------       --------     -------     --------     --------
                                         ----------     ------     -------       --------     -------     --------     --------

         (See Accompanying Notes to Consolidated Financial Statements)

                            NOBEL INSURANCE LIMITED
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                    (EXPRESSED IN UNITED STATES DOLLARS)


           YEARS ENDED DECEMBER 31,                        1996           1995           1994
-----------------------------------------------------------------------------------------------
                                                                     (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                               $  4,287       $  6,232      $ 15,375
 Adjustments to reconcile net income
  to net cash from operating activities:
 Depreciation and amortization                              1,296          3,990         1,445
 Net realized investment gains                               (762)        (1,412)         (489)
 Losses on disposal of other assets                             8             60             4
 Change in deferred acquisition costs                       2,429         (1,091)         (423)
 Deferred tax benefit                                      (2,069)        (2,630)          ---
 Increase (decrease) in reserve for claims
  and claims expenses                                       6,722         17,378           (38)
 Increase in unearned premiums                              2,283          6,954         5,612
 Increase in accounts payable and
  accrued liabilities                                       3,277            178         1,934
 (Increase) decrease in net premiums receivable             8,832          1,979        (6,359)
 (Increase) in accrued interest income                        (66)          (199)         (256)
 (Increase) in reinsurance recoverables                    (3,773)        (8,183)       (3,266)
 (Increase) decrease in prepaid reinsurance
  premiums                                                (14,490)        (2,557)           68
 (Increase) decrease in other assets                           40            481          (230)
 (Increase) decrease in funds held by
  reinsurance companies                                     1,639           (75)           248
 Net (additions to) dispositions from
  trading portfolio investments                             3,098          3,236        (6,133)
                                                         --------        -------      --------
  Net cash provided from operating
   activities                                              12,751         24,341         7,492
                                                         --------        -------      --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from investments sold or matured:
 Fixed maturities, available for sale                      40,664         51,832        37,383
Purchase of investments:
 Fixed maturities, available for sale                     (38,365)       (63,300)      (55,476)
 Equity securities available for sale                      (2,045)           ---           ---
Payments on acquisitions                                       (3)        (1,222)          (16)
Purchase of software, property and equipment               (2,293)        (3,832)         (859)
                                                         --------        -------      --------
 Net cash (used by) investing activities                   (2,042)       (16,522)      (18,967)
                                                         --------        -------      --------


         (See Accompanying Notes to Consolidated Financial Statements)

                           NOBEL INSURANCE LIMITED
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     (EXPRESSED IN UNITED STATES DOLLARS)
                                 (CONTINUED)


           YEARS ENDED DECEMBER 31,                        1996           1995           1994
-----------------------------------------------------------------------------------------------
                                                                     (IN THOUSANDS)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of capital shares                      534            303           608
Proceeds from notes payable                                 3,642          1,487         1,698
Repayment of notes payable and capital
 lease obligation                                            (405)          (762)       (1,893)
Purchase of treasury stock                                (14,097)        (4,862)       (6,859)
Dividends paid shareholders                                  (903)        (1,156)         (936)
                                                         --------        -------      --------
 Net cash (used by) financing activities                  (11,229)        (4,990)       (7,382)
                                                         --------        -------      --------
Net increase (decrease) in cash and
 cash equivalents                                            (520)         2,829       (18,857)
Cash and cash equivalents
 at beginning of year                                      15,305         12,476        31,333
                                                         --------        -------      --------
Cash and cash equivalents
 at end of year                                          $ 14,785        $15,305      $ 12,476
                                                         --------        -------      --------
                                                         --------        -------      --------



















         (See Accompanying Notes to Consolidated Financial Statements)

                            NOBEL INSURANCE LIMITED
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       DECEMBER 31, 1996, 1995 AND 1994


1.   OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

     Nobel Insurance Limited (the "Parent Company") was incorporated on December 15, 1978 under the Laws of the Islands of Bermuda and commenced operations on January 1, 1979. The Parent Company and its subsidiaries' operations consist of reinsuring and insuring certain property, fidelity, surety, general and automobile liability and automobile physical damage risks and providing services in connection therewith, which constitute one industry segment (property and casualty insurance).

     In March, 1986, the Parent Company formed a holding company, Nobel Holdings, Inc. ("NHI"), a Delaware corporation, and subsequently restructured its U.S. Subsidiaries under NHI (collectively the "U.S. Group.") The holding company consists of:

     Nobel Insurance Company, a Texas corporation admitted in 50 states and the District of Columbia to write all insurance lines except life insurance; and providing commercial property, casualty and surety coverages for specialized industries and personal property coverages for low-value dwellings.

     Nobel Managing Agents, Inc., a Texas corporation that provides insurance brokerage and risk management services.

     Nobel Insurance Agency, Inc., a Texas corporation that is the U.S. Group's commercial and personal lines recording agency.

     Nobel Service Corporation, a Delaware corporation formed in 1993 to provide paymaster and disbursement services for the U.S. Group.

     IAS Claim Services, Inc., a Delaware corporation formed in 1994 to conduct the claim adjusting service business.

BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of the Parent Company and the U.S. Group of wholly owed subsidiaries. All intercompany transactions and balances have been eliminated. The term "Company" in the notes to the consolidated financial statements includes the Parent Company and the U.S. Group.

                            NOBEL INSURANCE LIMITED
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       DECEMBER 31, 1996, 1995 AND 1994
                                  (CONTINUED)


     These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. Significant accounting policies are:

FAIR VALUE OF FINANCIAL INSTRUMENTS

     The fair value of all financial instruments approximated the carrying value at December 31, 1996 and 1995. The fair value of the Company's investment securities are disclosed in Note 2 and are based upon dealer quotes or published market rates. Cash and cash equivalents approximate fair value due to their short-term nature. Loans payable approximate fair value due to their variable rate.

INVESTMENTS

     The Company carries its investments designated as trading portfolio investments at fair value and unrealized gains and losses are included in earnings. The Company carries its remaining fixed maturity investments designated as available for sale, at fair value. Unrealized gains and losses are excluded from earnings and reported as a separate component of shareholders' equity net of tax effect. Short-term investments includes investments with an original maturity of one year or less and are carried at cost which approximates fair value. Realized gains and losses on disposal of investments, determined by the specific identification method, are included in income.

PREMIUMS AND RELATED EXPENSES

     Premiums earned are included in earnings evenly over the terms of the policies. Certain premiums are subject to periodic adjustment based on loss ratio calculations and other data. Estimations of such adjustments are included in the consolidated financial statements.

     Acquisition costs, consisting of commissions, premium taxes and other costs that vary with and are directly related to the production of business, net of ceding commissions are deferred and amortized over the terms of the policies, but only to the extent that unearned premiums are sufficient to cover all related costs and expenses (See Note 3).

     An allowance for uncollectible premiums receivable is established when it becomes evident collection is doubtful.

                            NOBEL INSURANCE LIMITED
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       DECEMBER 31, 1996, 1995 AND 1994
                                  (CONTINUED)


CLAIMS

     Claims and claim adjustment expenses, less related reinsurance, are provided for as claims are incurred. The provision for unpaid claims and claim adjustment expenses includes: (1) the accumulation of individual case estimates for claims and claim adjustment expenses reported prior to the close of the accounting period; (2) estimates for unreported claims based on past experience modified for current trends; and (3) estimates of expenses for investigating and adjusting claims based on past experience.

     Liabilities for unpaid claims and claim adjustment expenses are based on estimates of ultimate cost of settlement. Changes in claim estimates resulting from the continuous review process and differences between estimates and ultimate payments are reflected in expense for the year in which the revision of these estimates first became known.

INCOME TAXES

     Deferred tax assets and liabilities are established at the balance sheet date in amounts that are expected to be recoverable or payable when the differences in the tax basis and financial reporting basis of assets and liabilities ("temporary differences") reverse.

     The Parent Company is, in management's opinion, a foreign corporation not engaged in a trade or a business within the United States and accordingly does not presently file a United States income tax return. The Parent Company has filed protective United States income tax returns which report no gross income which is effectively connected with a U.S. trade or business. The U.S. Group is domiciled in the United States and is subject to United States taxes on income (See Note 7).

PER SHARE AMOUNT

     Net income per capital share was determined by dividing net income by the weighted average primary shares outstanding which, in 1996, 1995 and 1994, included capital and capital equivalent shares outstanding attributable to outstanding stock options as follows (in thousands):

                                                      1996     1995     1994
                                                      -----    -----    -----
        Average Common Shares Outstanding             4,555    5,764    6,341
        Shares Applicable to Common
          Stock Equivalents                             104      137      137
                                                      -----    -----    -----
        Average Primary Shares Outstanding            4,659    5,901    6,478
                                                      -----    -----    -----
                                                      -----    -----    -----

                            NOBEL INSURANCE LIMITED
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       DECEMBER 31, 1996, 1995 AND 1994
                                  (CONTINUED)


DEPRECIATION AND AMORTIZATION

     Depreciation of property and equipment is provided over the estimated useful lives of the respective assets by the straight-line method. Depreciation expense was $720,000, $590,000 and $373,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

     Goodwill (excess of total acquisition cost over the fair value of net assets acquired) and other intangible assets are being amortized on a straight-line basis over the estimated years to be benefited ranging from six months to seven years. Amortization expense was $435,000, $892,000, and $729,000 for the years ended December 31, 1996, 1995, and 1994, respectively.

     In March 1995, the Financial Accounting Standards Board issued FAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for the Long-Lived Assets to Be Disposed Of." FAS 121 requires, among other things, that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment is measured as the difference between the carrying value of an asset and its fair value.

     FAS 121 is effective for financial statements for fiscal years beginning after December 15, 1995; however, the Company elected to early adopt FAS 121 for the year ended December 31, 1995. An impairment loss for long-lived assets to be held and used of approximately $2,537,000 resulted from the implementation of FAS 121. This impairment loss was determined as of December 31, 1995 and is included in general and administrative expenses. There was no impairment loss for the year ending 1996.

     The Company assessed the recoverability of long-lived assets by determining whether the asset balance could be recovered over its remaining life through undiscounted future operating cash flows. Fair value, for purposes of calculating any impairment, was measured based on discounted future operating cash flows. The impaired assets identified as of December 31, 1995 were certain intangible assets related to various acquired businesses.

CASH AND CASH EQUIVALENTS

     In presentation of the consolidated statements of cash flows, the Company considers all short-term investments with a maturity date, at the time of purchase, of three (3) months or less to be cash equivalents.

                            NOBEL INSURANCE LIMITED
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       DECEMBER 31, 1996, 1995 AND 1994
                                  (CONTINUED)


THE USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported period. Actual results could differ from those estimates.

RECLASSIFICATION

     Certain prior period amounts presented for comparison have been restated to conform to the presentation adopted in 1996.

                            NOBEL INSURANCE LIMITED
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       DECEMBER 31, 1996, 1995 AND 1994
                                  (CONTINUED)


2.   INVESTMENTS

     The following is the amortized cost and estimated market values of the Company's trading and available for sale portfolios at December 31, 1996 and 1995 (in thousands):

                                                                           GROSS          GROSS      ESTIMATED
                                                          AMORTIZED     UNREALIZED     UNREALIZED      FAIR
1996                                                         COST          GAINS         LOSSES        VALUE
--------------------------------------------------------------------------------------------------------------
Investments, Trading Portfolio:

  Corporate Securities                                     $    487        $   15         $---       $    502
  Equity Securities                                           2,611         1,541           95          4,057
  Other Investments                                             722           146           33            835
                                                           --------        ------         ----       --------
    Total Investments, Trading Portfolio                   $  3,820        $1,702         $128       $  5,394
                                                           --------        ------         ----       --------
                                                           --------        ------         ----       --------

Investments, Available for Sale:

  U.S. Treasury Securities and Obligations
    of U.S. Government Agencies                            $ 11,790        $  383         $ 39       $ 12,134
  U.S. Government Agencies--
    Mortgage-Backed Securities                               28,568           323          262         28,629
  Corporate Securities                                       59,982           581          356         60,207
  Equity Securities                                           2,045           254            6          2,293
                                                           --------        ------         ----       --------
    Total Investments, Available for Sale                  $102,385        $1,541         $663       $103,263
                                                           --------        ------         ----       --------
                                                           --------        ------         ----       --------

                                                                           GROSS          GROSS      ESTIMATED
                                                          AMORTIZED     UNREALIZED     UNREALIZED      FAIR
1995                                                         COST          GAINS         LOSSES        VALUE
--------------------------------------------------------------------------------------------------------------

Investments, Trading Portfolio:

  Redeemable Preferred Stock                               $    105        $   83         $---       $    188
  Equity Securities                                           4,881         1,966          ---          6,847
  Other Investments                                             763           162          ---            925
                                                           --------        ------         ----       --------
    Total Investments, Trading Portfolio                   $  5,749        $2,211         $---       $  7,960
                                                           --------        ------         ----       --------
                                                           --------        ------         ----       --------
Investments, Available for Sale:

  U.S. Treasury Securities and Obligations
    of U.S. Government Agencies                            $ 25,597        $1,163         $ 14       $ 26,746
  U.S. Government Agencies--
    Mortgage-Backed Securities                               26,679           559           60         27,178
  Corporate Securities                                       50,312         1,419           54         51,677
                                                           --------        ------         ----       --------
    Total Investments, Available for Sale                  $102,588        $3,141         $128       $105,601
                                                           --------        ------         ----       --------
                                                           --------        ------         ----       --------

                            NOBEL INSURANCE LIMITED
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       DECEMBER 31, 1996, 1995 AND 1994
                                  (CONTINUED)


     The amortized cost and estimated market value of the bonds by contractual maturity dates for the trading portfolio and the investments available for sale as of December 31, 1996 are as follows (in thousands):

                                                            ESTIMATED
                                               AMORTIZED      FAIR
                                                 COST         VALUE
                                               ---------    ---------
Trading Portfolio:
  Due after one year through five years        $    224     $    232
  Due after five years through ten years            263          270
                                               --------     --------
    Total Trading Portfolio                    $    487     $    502
                                               --------     --------
                                               --------     --------
Investments, Available for Sale:
Due in one year or less                        $  1,518       $1,537
Due after one year through five years            27,159       27,323
Due after five years through ten years           35,567       35,784
Due after ten years                               7,528        7,697
                                               --------     --------
                                                 71,772       72,341
Mortgage-Backed Securities                       28,568       28,629
                                               --------     --------
    Total Investments Available for Sale       $100,340     $100,970
                                               --------     --------
                                               --------     --------

     Equity securities and other investments included in the Company's trading portfolio and the investments available for sale portfolio at December 31, 1996 have no contractual maturity.

     Net investment gains and losses are summarized as follows (in thousands):

                                          1996       1995      1994
                                         ------     ------    ------
     Realized, Fixed Maturities          $  274     $  168    $ (714)
     Realized, Equity Securities          1,085        142        46
     Realized, Other Investments             40         41         5
     Unrealized, Trading Portfolio         (637)     1,061     1,152
                                         ------     ------    ------
       Net Gain (Loss)                   $  762     $1,412    $  489
                                         ------     ------    ------
                                         ------     ------    ------

     Proceeds from sales of investments classified as available for sale during 1996, 1995, and 1994 were $40,664,000, $51,832,000 and $37,383,000, respectively. Gross gains of $546,000, $730,000, and $75,000, and gross losses of $272,000, $562,000 and $789,000 were realized on those sales in 1996, 1995, and 1994, respectively, and are included in the net investment gains in the income statement.

     The following schedule summarizes the components of net investment income (in thousands):

YEARS ENDED DECEMBER 31,            1996       1995         1994
--------------------------------------------------------------------
Investment Income On:
  Fixed Maturities                 $ 6,509     $6,676      $5,458
  Equity Securities                    223        322         330
  Short Term Investments               399        532         495
  Other                                205        300         227
                                   -------     ------      ------
                                     7,336      7,830       6,510
Investment Expenses                 (1,064)      (528)       (967)
                                   -------     ------      ------
    Net Investment Income          $ 6,272     $7,302      $5,543
                                   -------     ------      ------
                                   -------     ------      ------

                            NOBEL INSURANCE LIMITED
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       DECEMBER 31, 1996, 1995 AND 1994
                                  (CONTINUED)


     In accordance with provisions of various assumed reinsurance agreements, the Company must collateralize reinsurance liabilities with letters of credit or trust arrangements. The letters of credit are, in turn, secured by investments. Further, the U.S. Group insurance companies are required to maintain security deposits with various state insurance departments.

     The following table presents the investments collateralized and pledged (in thousands):

                                                    INVESTMENTS
                                          AMORTIZED COST      FAIR VALUE
                                          --------------      ----------

     December 31, 1996
       Letters of Credit--Issued $5,963       $ 6,487          $ 6,382
       Reinsurance Trust Account                8,757            8,780
       U.S. State Insurance Deposits            5,508            5,725
                                              -------          -------
                                              $20,752          $20,887
                                              -------          -------
                                              -------          -------

    December 31, 1995
      Letters of Credit--Issued $12,289       $12,995          $13,046
      Reinsurance Trust Account                10,160           10,422
      U.S. State Insurance Deposits             5,173            5,595
                                              -------          -------
                                              $28,328          $29,063
                                              -------          -------
                                              -------          -------

                            NOBEL INSURANCE LIMITED
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       DECEMBER 31, 1996, 1995 AND 1994
                                  (CONTINUED)


3.   POLICY ACQUISITION COSTS

     Policy acquisition costs deferred, net of ceding commission allowance recoveries, and the related amortization charged to income for insurance written and retained by the U.S. Group insurers and the reinsurance assumed by the foreign insurance companies were as follows (in thousands):

                                             1996         1995         1994
                                           --------     --------     --------
Balance, beginning of year                 $  3,129     $  2,038     $  1,615
Cost deferred during year:
  Commissions and taxes, net of ceding
   commission allowance recoveries           10,729        8,981        7,720
  Salaries and other costs                    3,965        3,383        3,205
Amortization and charge-off during year     (17,123)     (11,273)     (10,502)
                                           --------     --------     --------
Balance, end of year                       $    700     $  3,129     $  2,038
                                           --------     --------     --------
                                           --------     --------     --------


4.   CLAIMS AND CLAIMS EXPENSES

     The Company estimates claims and claims expenses based on historical experience and payment and reporting patterns for the type of risk involved. These estimates are reviewed quarterly by the Company's professional actuary and any resulting adjustments are reflected in operations for the period in which they are determined.

     Inherent in the estimates of ultimate claims are expected trends in claim severity, frequency and other factors that may vary as claims are settled. The amount of uncertainty in the estimates for casualty coverage is significantly affected by such factors as the amount of historical claims experience relative to the development period, knowledge of the actual facts and circumstances, and the amount of insurance risk retained.

     Since 1989, the Company implemented strategies to reduce the amount of underwriting risk and refine the claims data available for actuarial analysis for its casualty coverages, and has maintained a conservative reserving philosophy to avoid recurrence of the adverse reserve development experienced prior to 1989. The Company has experienced favorable reserve development from 1989-1994. In 1995, the Company strengthened its reserves. In 1996, the Company again experienced favorable development.

                            NOBEL INSURANCE LIMITED
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       DECEMBER 31, 1996, 1995 AND 1994
                                  (CONTINUED)


     The following table reconciles claims and claims expenses to year-end reserves by adding claims recorded in the current year to the balance at the beginning of the year and deducting payments made during the year (in thousands):

                                             1996         1995         1994
                                            -------      -------      -------
     Balance at January 1                   $81,675      $64,297      $64,335
     Less reinsurance recoverables           19,205       12,846        8,727
                                            -------      -------      -------
     Net balance at January 1                62,470       51,451       55,608
                                            -------      -------      -------
     Incurred related to:
       Current year                          43,286       30,002       22,528
       Prior years                           (1,089)       1,700       (8,900)
                                            -------      -------      -------
                                             42,197       31,702       13,628
                                            -------      -------      -------
     Paid related to:
       Current year                          15,635        8,788        5,166
       Prior years                           22,897       11,895       12,619
                                            -------      -------      -------
                                             38,532       20,683       17,785
                                            -------      -------      -------

     Net balance at December 31              66,135       62,470       51,451
     Plus reinsurance recoverables           22,262       19,205       12,846
                                            -------      -------      -------
     Balance at December 31                 $88,397      $81,675      $64,297
                                            -------      -------      -------
                                            -------      -------      -------

     The reserve redundancy in 1996 of $1,089,000 included a deficiency of $3,987,000 for commercial casualty, which was offset by redundancies of $479,000 for specialty surety, $88,000 for personal lines, $1,404,000 for the propane runoff, and $2,021,000 for the assumed explosives business. In addition, a $1,000,000 bulk IBNR reserve was released in 1996.

     The reserve deficiency in 1995 of $1,700,000 included deficiencies of $3,300,000 for commercial casualty and $1,200,000 for surety. This was partially offset by redundancies of $600,000 for reinsurance assumed casualty reserves, $300,000 for LPG RRG Insurance, $800,000 redundancy for Fidelity Bank Bond business, $100,000 for Personal Lines business and a bulk reserve release of $1,000,000.

     The reserve redundancy of $8,900,000 recorded in 1994 included $8,319,000 redundancy in reinsurance assumed casualty reserves and $684,000 deficiency from reserves assumed with the LPG Insurance acquisition, with the balance accounted for by reduction of unallocated expense reserves and IBNR reserves for other discontinued insurance programs.

                            NOBEL INSURANCE LIMITED
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       DECEMBER 31, 1996, 1995 AND 1994
                                  (CONTINUED)


5.   REINSURANCE

     Reinsurance arrangements are utilized to limit maximum loss, provide greater diversification of risk and minimize exposures on large or hazardous risks. A large portion of the reinsurance is effected under reinsurance contracts known as treaties and in some instances by negotiation on individual risks.

     The impact of reinsurance assumed and purchased on premiums earned was as follows (in thousands):

YEARS ENDED DECEMBER 31,                     1996         1995         1994
-----------------------------------------------------------------------------
     Direct premiums earned                $ 81,099     $ 63,425     $ 52,516
     Assumed from other companies               321          136        1,400
     Reinsurance purchased from
       other companies                      (26,019)     (20,363)     (19,095)
                                           --------     --------     --------
     Net premiums earned                   $ 55,401     $ 43,198     $ 34,821
                                           --------     --------     --------
                                           --------     --------     --------
     Percent of amount assumed to net           0.6%         0.3%         4.0%
                                           --------     --------     --------
                                           --------     --------     --------

     The reserve for claims and claim expenses at December 31, 1996 and 1995 is shown gross of estimated amounts recoverable from other insurers of $22,262,000 and $19,205,000, respectively; unearned premiums at December 31, 1996 and 1995 are shown gross of amounts ceded of $27,316,000 and $12,826,000, respectively. The reinsurance balances have been reported as assets in accordance with the gross reporting provisions of FAS 113. To the extent that reinsuring companies are later unable to meet obligations under reinsuring agreements, the Company would remain liable. To minimize its exposure to significant losses from reinsurer insolvencies, the Company evaluates the financial condition of its reinsurers. At December 31, 1996, reinsurance recoverable and prepaid reinsurance balances of $1,123,000 were collateralized by funds held, trust assets or letters of credit.

                            NOBEL INSURANCE LIMITED
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       DECEMBER 31, 1996, 1995 AND 1994
                                  (CONTINUED)


6.   MORTGAGE AND LOANS PAYABLE

     Included in other liabilities are mortgage loans and other bank loans payable. During 1996, the Company executed a credit agreement for a five (5) year term loan facility commitment in the amount of $15,000,000. Term loans are evidenced by a Term Note with interest payable with respect to the unpaid principal amount of each Term Note at a base rate (Prime) or at the adjusted London Interbank Eurodollars rate (LIBOR) depending on what interest basis the loan is made. The uses of the term loan facility commitment are to repay existing bank indebtedness at the time of closing, to make contributions to the equity of Nobel Insurance Company, and to meet other business expansion opportunities. The credit agreement is secured by all the outstanding stock of NHI and its subsidiaries.

     The credit agreement imposes certain financial covenants including consolidated net worth amount, capitalization ratio, earnings coverage ratio, capital expenditures amounts, statutory surplus amount, operating leverage ratios, fixed change coverage ratios and risk base capital amount. As of December 31, 1996, the company had not met the domestic earnings ratio and the capital expenditures limit. The Company has received from the lender a waiver of any events of default arising from noncompliance with these covenants for the year ended December 31, 1996.

     The Company entered into an interest rate swap agreement with the lender which terminates October 1, 2001. Under this agreement, the Company pays a fixed rate of 6.8% on $5,000,000 of the credit agreement. If the current rates are less than 6.8% the lender receives the difference between the fixed rate and the current rate. If the rate goes above the 6.8% the lender will pay the company the difference. During 1996, the Company paid the lender approximately $29,000 under the swap arrangements. As of December 31, 1996, the Company has borrowed $3,538,000 under this loan facility commitment.

     Mortgages, notes payable and obligations under capital leases are as follows (in thousands):

            DECEMBER 31,                                1996        1995
            -------------------------------------------------------------
            Real Estate                                $1,032      $1,110
            Credit Agreement Term Loan Facility         3,538         ---
            Obligations Under Capital Lease & Other        35         258
                                                       ------      ------
                                                       $4,605      $1,368
                                                       ------      ------
                                                       ------      ------

     Interest expense of $362,000, $146,000, and $125,000 in 1996, 1995 and
1994, respectively, approximated interest paid.

                            NOBEL INSURANCE LIMITED
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       DECEMBER 31, 1996, 1995 AND 1994
                                  (CONTINUED)


7.   INCOME TAXES

     The effect of income taxes on operations is presented below:

YEARS ENDED DECEMBER 31,                        1996       1995        1994
-----------------------------------------------------------------------------
                                                   (DOLLARS IN THOUSANDS)

     Net income before income taxes            $ 2,218    $ 3,732    $15,375
     Non U.S. source - not subject to tax        4,449      2,018     10,690
                                               -------    -------    -------
     U.S. source - subject to tax              $(2,231)   $ 1,714    $ 4,685
                                               -------    -------    -------
                                               -------    -------    -------

     Computed "expected" tax expense
       (benefit) @ 34%                         $  (758)   $   583    $ 1,593

     Reduction for tax exempt interest            (417)       ---        ---
     Change in deferred tax valuation
       allowance                                  (907)    (4,497)    (1,681)
     Writedown for impairment of
       intangible assets                           ---        863        ---
     Amortization of goodwill                      ---        157         97
     Others                                         13        394         (9)
                                               -------    -------    -------
     Income Tax (Benefit)                      $(2,069)   $(2,500)   $   ---
                                               -------    -------    -------
                                               -------    -------    -------

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1996 and 1995 are presented below:

DECEMBER 31,                                        1996          1995
------------------------------------------------------------------------------
                                                  (DOLLARS IN THOUSANDS)
Deferred tax assets:
  Accounts receivable, principally due to
   allowance for doubtful accounts                 $    49      $    83
  Claims reserves, principally due to
   discounting for tax                               2,887        2,243
  Unearned premium adjustment                          889        1,719
  Net operating loss carryforwards                   1,853          717
  Other                                                508          378
                                                   -------      -------
    Total gross deferred tax assets                  6,186        5,140
    Less valuation allowance                           ---         (907)
                                                   -------      -------
    Net deferred tax assets                          6,186        4,233
Deferred tax liabilities:
  Deferred policy acquisition costs                   (238)      (1,064)
  Unrealized gains bonds available for sale           (327)        (920)
  Other                                               (847)        (137)
                                                   -------      -------
    Total gross deferred tax liabilities            (1,412)      (2,121)
                                                   -------      -------
      Net deferred tax asset                       $ 4,774      $ 2,112
                                                   -------      -------
                                                   -------      -------

     The valuation allowance for deferred tax assets as of December 31, 1995 was $907,000. The net change in the total valuation allowance for the year ended December 31, 1996 was a decrease of $907,000 on the anticipated transition of the U.S. Group to profitable operations. Future changes in estimate of this valuation

                            NOBEL INSURANCE LIMITED
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       DECEMBER 31, 1996, 1995 AND 1994
                                  (CONTINUED)


allowance will be reflected in operations in the period in which they are determined. The Company made tax payments of $50,000 and $130,000 in 1996 and 1995 and received income tax refunds of $30,000 in 1994.

     At December 31, 1996, the U. S. Group had consolidated net operating losses of approximately $4,452,000 which may be carried forward for U. S. federal income tax purposes. Such loss carryforwards expire beginning in 2004.

8.   SHAREHOLDERS' EQUITY AND RESTRICTIONS

     Under the Bermuda Insurance Act of 1978 and related regulations, the Parent Company is required to meet minimum solvency margins. Accordingly, the distribution of earnings by declaration of dividends is limited to the lower of the amount of retained earnings or the excess of shareholders' equity over the statutory minimum requirements. At December 31, 1996, the statutory minimum requirement was approximately $1,408,000, which was satisfied by share capital and contributed surplus. At December 31, 1996, the Company has accumulated earnings available to pay dividends of $35,930,000, after adjustment for prior stock dividend transfers to contributed surplus of $5,934,000.

     Retained earnings of the property-casualty subsidiaries available for distribution as dividends is limited by law to insurance regulatory approval in certain cases. Approval is required for the payment of any dividend which exceeds the greater of either 10% of property and casualty statutory capital stock and surplus as of the preceding December 31 or net income of the preceding calendar year on a statutory basis. The Company has calculated the impact of the risk based capital requirements of the National Association of Insurance Commissioners. The risk based capital formula requires an insurer to compute the amount of capital necessary to support specified elements of risk. The Company has concluded that current capital levels significantly exceed the regulatory risk based capital requirements.

     Net income and shareholders' equity of the U.S. insurance subsidiaries, as filed with regulatory authorities on the basis of statutory accounting practices, are as follows:

      YEARS ENDED DECEMBER 31,             1996          1995        1994
      -----------------------------------------------------------------------
      Statutory net income              $   268,000   $ 3,806,000  $7,134,000

      DECEMBER 31,                         1996          1995
      -----------------------------------------------------------------------
      Statutory shareholder's equity    $35,513,000   $33,615,000

                            NOBEL INSURANCE LIMITED
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       DECEMBER 31, 1996, 1995 AND 1994
                                  (CONTINUED)


     The Nobel Insurance Company, domiciled in Texas, prepares statutory financial statements in accordance with the accounting practices prescribed or permitted by the insurance department of that state. Prescribed statutory accounting practices include a variety of publications of the National Association of Insurance Commissioners as well as state laws, regulations, and general administrative rules. Permitted statutory accounting practices encompass all accounting practices not so prescribed.

     In 1996, the Board of Directors increased the authorization to purchase Nobel shares in open market transactions by 250,000 shares. In 1995, they increased the authorization by 1,500,000 shares. At December 31, 1996, the Company had remaining authority to buy back up to 336,000 Nobel shares when the price is attractive and cash is available. During 1996, the Company acquired 1,188,000 shares at a cost of $14,097,000, or an average cost of $11.87 per share. In 1995, the Company acquired 466,000 shares at a cost of $4,862,000, or an average cost of $10.43 per share. The shares purchased reduced the capital shares outstanding and the cost of shares purchased has been deducted from shareholders' equity.

     The Parent Company has an Incentive Stock Option Plan (the "ISO Plan"), covering 800,000 capital shares of the Company. Unless terminated earlier by action of the Board of Directors of the Company, the ISO Plan will terminate in March 2001. The exercise price of all options granted pursuant to the ISO Plan must be equal to at least the fair market value of the capital shares on the date of grant. The options generally vest over a period of from one to four years, with terms which range from three to ten years. The options are granted with stock appreciation rights ("SAR") which gives the Company the right to pay, upon exercise of an option, the difference between the fair market value of the optional shares and the option exercise price in shares, cash or a combination of both. The Company, adopted a policy which allows option holders to purchase stock under the ISO Plan, except at the Company's discretion, an individual option holder could redeem up to 1,000 option shares by cash payment under the SAR. The financial statements include a liability of approximately $66,000 for this benefit.

     Also, the Company has granted stock options to non-employees pursuant to the Non-Employee Directors' Stock Option Plan, as amended in 1995 covering up to 300,000 shares, or based on the approval of the Board of Directors. These options generally vest over a period of one year, with terms which range from five to ten years. Unless terminated earlier by action of the Board of Directors, the Directors' Plan will terminate May 2001.

                            NOBEL INSURANCE LIMITED
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       DECEMBER 31, 1996, 1995 AND 1994
                                  (CONTINUED)


    A summary of the status of the Company's stock option plans as of December 31, 1996, 1995 and 1994 and changes during the years ending on those dates is presented below:

                                                    1996                       1995                       1994
                                           -----------------------    -----------------------    -----------------------
                                                        Weighted -                 Weighted -                 Weighted -
                                                         average                    average                    average
                                                         exercise                   exercise                   exercise
                                            Shares        Price        Shares        Price        Shares        Price
                                           ---------    ----------    ---------    ----------    ---------    ----------
Options outstanding at beginning of year    439,742       $ 6.57       387,900       $5.04         541,119      $3.86
Granted                                      65,450        11.38       150,243        8.49          64,500       7.66
Exercised                                  (119,033)        4.48       (96,444)       3.40        (217,469)      2.86
Forfeited                                      (575)        8.03        (1,957)       5.45            (250)      2.00
                                           --------                    -------                    --------
Options outstanding at end of year          385,584         8.03       439,742        6.57         387,900       5.04
                                           --------                    -------                    --------
                                           --------                    -------                    --------
Options exercisable at end of year          242,477         7.32       288,394        5.77         300,214       4.64
                                           --------                    -------                    --------
                                           --------                    -------                    --------

    The following table summarizes information about stock options outstanding at December 31, 1996.

                                       Options Outstanding                Options Exercisable
                         ------------------------------------------     ------------------------
                                                        Weighted-
                                         Weighted-       average                       Weighted-
                          Number of       average       remaining        Number of      average
        Range of           options        exercise     contractual        options       exercise
     exercise prices     outstanding       price     life (in years)    exercisable      price
     ---------------     -----------     ---------   ---------------    -----------    ---------
     $4.00 - $7.625        165,141         $6.29           1.43           146,124        $6.15
     $8.00 - $11.375       220,443          9.33           3.28            96,353         9.09
                           -------                                        -------
     $4.00 - $11.375       385,584          8.03           2.49           242,477         7.32
                           -------                                        -------
                           -------                                        -------

     In 1996, 1995 and 1994 employee options covering 2,300, 4,857 and 4,243 shares, respectively, were exercised and the Company elected to pay the stock appreciation value of $15,000, $31,400 and $47,000, respectively. As a result of the exercise of employee and director options in 1996, capital shares were increased $116,000 and contributed surplus was increased $418,000.

                            NOBEL INSURANCE LIMITED
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       DECEMBER 31, 1996, 1995 AND 1994
                                  (CONTINUED)


     The Company implemented Statement of Financial Accounting Standards No. 123 (SFAS 123) at December 31, 1996. As provided for in SFAS 123, the Company has elected to continue to apply the intrinsic value method to recognize compensation cost related to stock options. Under this method, no compensation cost related to stock options granted in 1996, 1995 or 1994 has been reflected in the accompanying consolidated financial statements. The following pro forma amounts reflect the difference between compensation cost included in net income, as reported, and the related cost that would have been recognized had the fair value method introduced in SFAS 123 been used:

                                                         1996        1995
                                                     ---------   ---------
     Net income                    As reported       $   4,287   $   6,232
                                                     ---------   ---------
                                                     ---------   ---------
                                   Pro forma         $   4,224   $   6,186
                                                     ---------   ---------
                                                     ---------   ---------
     Net income per share          As reported       $    0.92   $    1.06
                                                     ---------   ---------
                                                     ---------   ---------
                                   Pro forma         $    0.91   $    1.05
                                                     ---------   ---------
                                                     ---------   ---------

     Average number of capital shares outstanding    4,659,208   5,901,190
                                                     ---------   ---------
                                                     ---------   ---------

     During the initial phase-in period, the effects indicated above may not be representative of the effects on net income and net income per share for future years.

     The Company uses the Black-Scholes option pricing model to estimate the fair values of options. Under this method, the weighted-average grant-date fair value of options granted during 1995 and 1996, as well as the weighted-average of the significant assumptions used in the calculation, are as follows:

                                                  1996        1995
                                                  -----       -----
         Grant-date fair value of options
           granted during the year                $1.16       $1.27
         Risk-free interest rate                   5.31%       7.10%
         Expected life in years                    1.10        1.82
         Expected volatility                         25%         25%
         Expected dividends                       $ .05       $ .05

                            NOBEL INSURANCE LIMITED
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       DECEMBER 31, 1996, 1995 AND 1994
                                  (CONTINUED)


9.   COMMITMENTS AND CONTINGENCIES

     The Company rents office space under various operating leases. Rent expense was approximately $441,000, $607,000 and $800,000 in 1996, 1995 and
1994, respectively. Future minimum lease payments under the leases are approximately $352,000, $288,000, $272,000, $256,000, $263,000, $21,000 in
1997, 1998, 1999, 2000, 2001 and 2002, respectively.

     The Company is not a party, either as plaintiff or defendant, to a material proceeding other than those routinely encountered in claims activity. It is management's opinion, after consulting with counsel and a review of the facts that the ultimate liability, if any, arising from a single contingency and in the aggregate, will not have any material adverse effect on the Company's consolidated financial position or results from operations.

10.  401k PROFIT SHARING PLAN

     The Company sponsors a 401k Profit Sharing Plan for eligible employees. The basic plan provisions for the 401k include participation after six months of service; vesting over five years at 20% per year; 100% employer matching up to 4% of base compensation; and prior year's of service counting towards the vesting requirement. Funding for the 401k is provided at each pay period. The amount funded and expensed by the Company for employer matching was $305,000, $291,000 and $267,000 in 1996, 1995 and 1994, respectively.

                                                                      SCHEDULE I

                           NOBEL INSURANCE LIMITED
                      CONSOLIDATED SUMMARY OF INVESTMENTS
                               DECEMBER 31, 1996
                                (IN THOUSANDS)

                                                                     AMOUNT AT
                                                                    WHICH SHOWN
                                                                       IN THE
                                               AMORTIZED    FAIR      BALANCE
TYPE OF INVESTMENT                                COST      VALUE      SHEET
-------------------------------------------------------------------------------
     Investments, trading portfolio:
       Corporate securities                     $    487   $    502   $    502
       Equity securities                           2,611      4,057      4,057
       Other investments                             722        835        835
                                                --------   --------   --------
         Total investments trading portfolio    $  3,820   $  5,394   $  5,394
                                                --------   --------   --------
                                                --------   --------   --------

     Investments, available for sale:
       U.S. Treasury securities and obligations
         of U.S. Government agencies            $ 11,790   $ 12,134   $ 12,134
       U.S. Government agencies
         Mortgage-backed securities               28,568     28,629     28,629
       Corporate securities                       59,982     60,207     60,207
       Equity securities                           2,045      2,293      2,293
                                                --------   --------   --------
         Total investments available
           for sale                             $102,385   $103,263   $103,263
                                                --------   --------   --------
                                                --------   --------   --------

     Short-term investments:
       U.S. banks                               $  1,720   $  1,720   $  1,720
       U.S. Treasury notes and bills                   3          3          3
       Money market mutual funds                  11,157     11,157     11,157
                                                --------   --------   --------
         Total short term investments           $ 12,880   $ 12,880   $ 12,880
                                                --------   --------   --------
                                                --------   --------   --------

         Total investments                      $119,085   $121,537   $121,537
                                                --------   --------   --------
                                                --------   --------   --------

                                                                     SCHEDULE II

                           NOBEL INSURANCE LIMITED
                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                      PARENT COMPANY ONLY BALANCE SHEETS
                                (IN THOUSANDS)

                                                               DECEMBER 31,
                                                             1996       1995
-------------------------------------------------------------------------------

ASSETS

Cash and short-term investments                            $  3,251   $  7,229
Bonds and notes available for sale                           13,674     20,703
Equity securities, trading portfolio                            985      4,588
Investments in and equity in net assets
  of subsidiaries                                             8,844     10,156
Advances to affiliates                                       34,052     36,520
Net premiums receivable                                       1,246        813
Other receivables and assets                                  2,138      3,695
                                                           --------   --------
     Total assets                                          $ 64,190   $ 83,704
                                                           --------   --------
                                                           --------   --------

LIABILITIES

Reserves for claims and claims expenses                    $ 10,346   $ 18,084
Unearned premiums                                                 1         11
Accounts payable and accrued liabilities                        656        701
                                                           --------   --------

     Total liabilities                                       11,003     18,796
                                                           --------   --------

SHAREHOLDERS' EQUITY

Capital shares                                                7,743      7,627
Contributed surplus                                          44,499     44,081
Unrealized gains on investments                                 551      2,093
Retained earnings                                            29,996     26,612
Treasury stock                                              (29,602)   (15,505)
                                                           --------   --------
     Total shareholders' equity                              53,187     64,908
                                                           --------   --------

     Total liabilities and shareholders' equity            $ 64,190   $ 83,704
                                                           --------   --------
                                                           --------   --------


        (See Accompanying Notes to Condensed Financial Statements)

                                                                     SCHEDULE II
                                                                     (CONTINUED)

                            NOBEL INSURANCE LIMITED
                CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                   PARENT COMPANY ONLY STATEMENTS OF INCOME
             FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                                (IN THOUSANDS)


                                               1996      1995       1994
---------------------------------------------------------------------------
REVENUES:
  Premiums and fees earned                    $   124    $  155    $ 1,408
  Investment and other income                   1,473     2,838      2,412
                                              -------    ------    -------
     Total                                      1,597     2,993      3,820
                                              -------    ------    -------

EXPENSES:
  Claims and claims expense                    (3,171)     (526)    (8,483)
  Operating expenses                              319     1,501      1,613
                                              -------    ------    -------
     Total                                     (2,852)      975     (6,870)
                                              -------    ------    -------
Income before equity in earnings
  of subsidiaries                               4,449     2,018     10,690

Equity in earnings of subsidiaries               (162)    4,214      4,685
                                              -------    ------    -------

Net income                                    $ 4,287    $6,232    $15,375
                                              -------    ------    -------
                                              -------    ------    -------



















          (See Accompanying Notes to Condensed Financial Statements)

                                                                     SCHEDULE II
                                                                     (CONTINUED)

                            NOBEL INSURANCE LIMITED
                   CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                   PARENT COMPANY ONLY STATEMENTS OF CASH FLOWS
               FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                                 (IN THOUSANDS)

                                                1996        1995       1994
-------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                    $  4,287     $ 6,232   $ 15,375
Adjustments to reconcile net income to
  net cash from operating activities:
   Depreciation and amortization                   (32)          2        108
   Change in deferred acquisition costs              1         421        198
   Equity in undistributed (earnings) loss
     of subsidiaries                               162      (4,214)    (4,685)
   (Decrease) in reserve for claims
     and claims expenses                        (7,738)     (4,917)   (14,078)
   (Decrease) in unearned premiums                 (10)         (9)      (900)
   Increase (decrease) in accounts payable
     and accrued liabilities                       (45)        (39)        37
   Realized investment and foreign
     currency gains/losses                        (139)         18        113
   Other-net                                     1,111         166        225
                                              --------     -------   --------
Net cash provided from (used by)
  operating activities                          (2,403)     (2,340)    (3,607)
                                              --------     -------   --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Sales of investments                          10,412      16,943     31,340
  Purchase of investments                          ---      (4,170)   (29,142)
  Advances (to) subsidiaries                     2,468      (1,220)    (2,117)
                                              --------     -------   --------
Net cash provided from investing activities     12,880      11,553         81
                                              --------     -------   --------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Increase in notes payable                         103         106      1,512
 Repayment of notes payable                        (92)       (107)    (1,511)
 Purchase of treasury stock                    (14,097)     (4,862)    (9,469)
 Dividends paid shareholders                      (903)     (1,156)      (936)
 Proceeds from issuance of capital shares          534         303        608
                                              --------     -------   --------
Net cash (used by) financing activities        (14,455)     (5,716)    (9,796)
                                              --------     -------   --------
Net increase (decrease) in cash and
 cash equivalents                               (3,978)      3,497    (13,322)
Cash and cash equivalents at beginning
  of year                                        7,229       3,732     17,054
                                              --------     -------   --------
Cash and cash equivalents at end of year      $  3,251     $ 7,229   $  3,732
                                              --------     -------   --------
                                              --------     -------   --------


          (See Accompanying Notes to Condensed Financial Statements)

                                                                    SCHEDULE II
                                                                    (CONTINUED)

                         NOBEL INSURANCE LIMITED
                CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                   NOTES TO CONDENSED FINANCIAL STATEMENTS
             FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


     The accompanying condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto of Nobel Insurance Limited.

A. Bonds and notes available for sale on the parent only balance sheet are carried at market value in 1996 and 1995 (cost of $13,756,000--1996 and $20,395,000--1995). $82,000 of unrealized gain in 1996 and $308,000 of unrealized gains in 1995 are recognized as a separate component of shareholders' equity.

B. Investment and other income in 1996 and 1995 includes ($756,000) and $644,000 respectively of unrealized gains (losses) from the trading portfolio investment.

                                                                   SCHEDULE III
                            NOBEL INSURANCE LIMITED
                      SUPPLEMENTARY INSURANCE INFORMATION
                                (IN THOUSANDS)

                                                                                                 AMORTI-
                                                                                     BENEFITS,   ZATION
                                           FUTURE                                    CLAIMS,       OF
                                DEFERRED   POLICY                                    LOSSES     DEFERRED
                                 POLICY   BENEFITS,                          NET     AND         POLICY   OTHER
                                ACQUISI-   CLAIMS,               PREMIUM   INVEST-   SETTLE-    ACQUISI-  OPERAT-    NET
                                  TION     CLAIMS     UNEARNED   AND FEE    MENT     MENT         TION     ING     PREMIUMS
SEGMENTS                          COST    EXPENSES    PREMIUMS   REVENUE   INCOME    EXPENSES     COST   EXPENSES  WRITTEN
---------------------------------------------------------------------------------------------------------------------------
1996
Property and casualty insurance  $  700  $88,397(3)  $40,389(4)  $65,824  $7,034(1)  $42,197(2)  $17,123  $11,320  $43,195
                                 ------  -------     -------     -------  ------     -------     -------  -------  -------
                                 ------  -------     -------     -------  ------     -------     -------  -------  -------
1995
Property and casualty insurance  $3,129  $81,675(3)  $38,106(4)  $52,555  $8,714(1)  $31,702(2)  $11,273  $14,562  $47,594
                                 ------  -------     -------     -------  ------     -------     -------  -------  -------
                                 ------  -------     -------     -------  ------     -------     -------  -------  -------
1994
Property and casualty insurance  $2,038  $64,297(3)  $31,152(4)  $44,221  $6,032(1)  $13,628(2)  $10,502  $10,748  $40,502
                                 ------  -------     -------     -------  ------     -------     -------  -------  -------
                                 ------  -------     -------     -------  ------     -------     -------  -------  -------

(1)  Includes $762, $1,412, and $489 in 1996, 1995 and 1994, respectively, of net investment gains.

(2) Included in Service Fees and Commissions and Other General and Administrative Expenses in the Consolidated Statements of Income.

(3) Gross of estimated amounts recoverable from other insurers of $22,262, $19,205, and $12,846 in 1996, 1995 and 1994, respectively.

(4)  Gross of amounts ceded of 27,316, $12,826, and $10,269 in 1996, 1995 and
     1994, respectively.

                                                                    SCHEDULE IV
                           NOBEL INSURANCE LIMITED
                                  REINSURANCE
                           YEARS ENDED DECEMBER 31,
                                (IN THOUSANDS)

                                          ASSUMED   REINSURANCE            PERCENTAGE
                                 DIRECT    FROM      PURCHASED     NET     OF AMOUNT
                                 PREMIUM   OTHER    FROM OTHER   PREMIUMS  ASSUMED TO
       LINE OF BUSINESS          EARNED  COMPANIES   COMPANIES    EARNED       NET
-------------------------------------------------------------------------------------
1996
Property and casualty insurance  $81,099  $  321      $26,019    $55,401       0.6%
                                 -------  ------      -------    -------       ---
                                 -------  ------      -------    -------       ---
1995
Property and casualty insurance  $63,425  $  136      $20,363    $43,198       0.3%
                                 -------  ------      -------    -------       ---
                                 -------  ------      -------    -------       ---
1994
Property and casualty insurance  $52,516  $1,400      $19,095    $34,821       4.0%
                                 -------  ------      -------    -------       ---
                                 -------  ------      -------    -------       ---

                                                                    SCHEDULE VI
                            NOBEL INSURANCE LIMITED
                           SUPPLEMENTAL INFORMATION
                           YEARS ENDED DECEMBER 31,
                                (IN THOUSANDS)

               RESERVE
                FOR      DISCOUNT                       PAID
               CLAIMS    DEDUCTED       INCURRED       CLAIMS
                AND        FROM          LOSES           AND
               CLAIM      CLAIM     CURRENT   PRIOR     CLAIM
              EXPENSES   RESERVES    YEAR     YEAR     EXPENSES
---------------------------------------------------------------
1996        (1)$88,397     $707     $43,286  $(1,089)  $38,532
               -------     ----     -------  -------   -------
               -------     ----     -------  -------   -------
1995        (1)$81,675     $844     $30,002  $ 1,700   $20,683
               -------     ----     -------  -------   -------
               -------     ----     -------  -------   -------
1994        (1)$64,297     $941     $22,528  $(8,900)  $17,785
               -------     ----     -------  -------   -------
               -------     ----     -------  -------   -------

(1) Gross of estimated amounts recoverable from other insurers of $22,262, $19,205 and $12,846 in 1996, 1995 and 1994, respectively.

(2) Other information required to be presented in Schedule VI is presented in
Schedule III and not included here.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       NOBEL INSURANCE LIMITED

                                       By: /s/  Robert C. Duvall
                                           ---------------------------
                                           Robert C. Duvall,
                                           Chairman of the Board
Date:  March 14, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:   March 14, 1997         /s/  Robert C. Duvall
                            -------------------------------------------------
                              Robert C. Duvall,
                              Chairman of the Board and Director


Date:  March 14, 1997          /s/  Jeffry K. Amsbaugh
                            -------------------------------------------------
                              Jeffry K. Amsbaugh,
                              President, Chief Executive Officer and Director (principal executive officer)


Date:  March 14, 1997           /s/  Thomas D. Nimmo
                            -------------------------------------------------
                              Thomas D. Nimmo,
                              Senior Vice President
                              (principal financial officer)


Date:  March 14, 1997          /s/  Gregory E. Leonard
                            -------------------------------------------------
                              Gregory E. Leonard,
                              Director


Date:  March 14, 1997          /s/  Thomas J. O'Shane
                            -------------------------------------------------
                              Thomas J. O'Shane,
                              Director


Date:  March 14, 1997          /s/  Roger T. Rankin
                            -------------------------------------------------
                              Roger T. Rankin,
                              Director


Date:  March 14, 1997          /s/  Robert B. Sanborn
                            -------------------------------------------------
                              Robert B. Sanborn,
                              Director

FINANCIAL HIGHLIGHTS (UNAUDITED)

(IN THOUSANDS, EXCEPT PER SHARE)   1987      1988     1989     1990     1991     1992     1993     1994     1995     1996
--------------------------------------------------------------------------------------------------------------------------
Revenues *                        $54,090   $69,671  $56,459  $31,209  $22,775  $26,590  $38,193  $50,253  $61,269  $72,858
Expenses **                        58,239    87,288   67,119   26,517   13,915    7,518   28,265   34,878   57,537   70,640
Net income (loss)                  (4,149)  (17,617) (10,660)   4,692    8,860   19,072    9,928   15,375    6,232    4,287
Net income (loss) per
 capital share                       (.80)    (3.30)   (2.02)     .75     1.30     2.89     1.43     2.37     1.06      .92
Average capital shares
 outstanding                        5,120     5,341    5,283    6,228    6,802    6,599    6,947    6,478    5,901    4,659
Year-end shareholders'
 equity                            39,715    19,624    8,866   18,378   25,711   46,114   54,479   56,548   64,908   53,187
Return on average
 shareholders' equity                 (10%)     (59%)    (75%)     34%      40%      53%      20%      28%      10%      8%(1)
Book value per
 capital share                       7.43      3.69     1.68     2.63     3.92     6.81     8.32     9.56    11.71    11.90
*Includes net investment
 gains (losses)                       538     1,254  (1,015)       83    3,607      418      253      489    1,412      762
  Per capital share                   .11       .23    (.19)      .01      .53      .06      .04      .08      .24      .16
**Includes redundancy (deficiency)
 from revisions to estimates
 of prior years' claims             2,974)  (12,406)   9,491    1,221    4,922   15,610    6,992    8,900   (1,700)   1,089
  Per capital share                  (.58)    (2.32)    1.80      .20      .72     2.37     1.01     1.37     (.29)     .23
(1)  Computation method changed from beginning and ending balances divided by two to the average of twelve individual months.

QUARTERLY RESULTS (UNAUDITED)

                                   FIRST QUARTER       SECOND QUARTER          THIRD QUARTER       FOURTH QUARTER
(IN THOUSANDS, EXCEPT PER SHARE)   1995      1996      1995       1996        1995       1996      1995      1996
-------------------------------------------------------------------------------------------------------------------
Revenues *                        $14,112   $18,763   $15,332    $18,085     $15,150    $22,416   $16,675   $13,594
Expenses **                        12,964    17,235    12,441     15,935      14,957     21,939    17,175    15,531
Net income                          1,148     1,406     2,891      1,961         193        650     2,000       270
Net income per capital share          .19       .29       .48        .42         .03        .14       .35       .06
*Includes net realized investment
 gains (losses)                       ---       212       694        188         354        101       364       261
  Per capital share                   ---       .04       .12        .04         .06        .02       .06       .06
**Includes redundancy (deficiency)
 from revisions to estimates of
 prior years' claims reserves         ---      (626)     (850)      (766)     (1,350)     2,842       500      (361)
  Per capital share                   ---      (.13)     (.14)      (.16)       (.23)       .62       .09      (.08)

                                INDEX TO EXHIBITS

23 Consents of independent auditors to incorporation by reference of certain reports into the Registrant's Registration Statement on Form S-8(10).