Form 10-Q
period 1997-03-31
NOBEL INSURANCE LTD
filed 1997-07-14
CIK 354392

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549


                                    FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

         For Quarter Ended March 31, 1997 Commission File Number 0-10071



                             NOBEL INSURANCE LIMITED
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)



      ISLANDS OF BERMUDA                               98-0076395
 (STATE OR OTHER JURISDICTION OF           (I.R.S. EMPLOYER IDENTIFICATION NO.)
 INCORPORATION OR ORGANIZATION)


         FALCONER HOUSE                                  NONE
          GROUND LEVEL                                 (Zip Code)
       108 PITTS BAY ROAD                                 HMAX
        HAMILTON, BERMUDA
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)


      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (441)  292-7104.



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.


                           YES /X/         NO / /


Number of Common Shares, $1.00 Par Value, outstanding at May 9, 1997

                                4,498,856

                             NOBEL INSURANCE LIMITED
                           CONSOLIDATED BALANCE SHEETS
                      (EXPRESSED IN UNITED STATES DOLLARS)


                                                                    MARCH 31,   DECEMBER 31,
                                                                      1997         1996
--------------------------------------------------------------------------------------------
                                                                       (IN THOUSANDS)
ASSETS

Investments:
  Trading portfolio, at fair value:
  Fixed maturity securities (amortized cost: $488 March 31,
   1997 and $487 December 31, 1996)                                 $    503      $    502
  Equity securities (cost: $3,562 at March 31, 1997 and $2,611
   at December 31, 1996)                                               4,846         4,057
  Other investments (cost: $504 at March 31, 1997 and $722
   at December 31, 1996)                                                 571           835
  Securities available for sale, at fair value:
    Fixed maturity securities (amortized cost: $98,417 at March
     31, 1997 and $100,340 at December 31,1996)                       97,012       100,970
  Equity securities (cost: $3,645 at March 31, 1997 and $2,045
     at December 31, 1996                                              3,867         2,293
  Short-term investments, at cost, which approximates fair
   value                                                              13,237        12,880
                                                                   ---------      --------
     Total investments                                               120,036       121,537
Cash                                                                   1,109         1,905
Funds held by reinsurance companies                                    1,798         1,702
Premiums and other receivables less allowance for doubtful
  accounts ($298 at March 31, 1997 and at December 31, 1996)          26,803        30,693
Accrued interest income                                                1,481         1,484
Reinsurance recoverable on paid and unpaid claims                     28,386        26,361
Prepaid reinsurance premiums                                          22,982        27,316
Property and equipment less accumulated depreciation ($1,790
 at March 31, 1997 and $2,119 at December 31, 1996)                    3,884         4,045
Deferred policy acquisition costs                                      1,809           700
Net deferred tax asset                                                 4,374         4,774
Other assets                                                           2,223         2,261
                                                                    --------      --------
     Total assets                                                   $214,885      $222,778
                                                                    --------      --------
                                                                    --------      --------

           (See Accompanying Notes to Consolidated Financial Statements)

                             NOBEL INSURANCE LIMITED
                           CONSOLIDATED BALANCE SHEETS
                      (EXPRESSED IN UNITED STATES DOLLARS)
                                   (CONTINUED)



                                                                    MARCH 31,    DECEMBER 31,
                                                                      1997          1996
-----------------------------------------------------------------------------------------------
                                                              (IN THOUSANDS, EXCEPT SHARE DATA)

LIABILITIES

Reserve for claims and claims expenses                              $ 83,708      $ 88,397
Unearned premiums                                                     38,705        40,389
Accounts payable and accrued liabilities                              11,714        13,180
Reinsurance premiums payable                                          23,687        22,733
Other liabilities                                                      4,765         4,892
                                                                    --------      --------
  Total liabilities                                                  162,579       169,591
                                                                    --------      --------

SHAREHOLDERS' EQUITY

Capital shares (Authorized 20,000,000 shares; $1 par value; issued
 7,793,128 shares at March 31, 1997; 7,743,458 shares at December 31,
 1996; outstanding 4,490,356 shares at March 31, 1997 and 4,471,106
 shares at December 31, 1996)                                          7,793         7,743
Contributed surplus                                                   44,780        44,499
Unrealized gain on investments                                        (1,510)          551
Retained earnings                                                     31,206        29,996
Treasury stock, at cost (3,302,772 shares at March 31, 1997 and
 3,272,352 shares at December 31, 1996)                              (29,963)      (29,602)
                                                                    --------      --------
Total shareholders' equity                                            52,306        53,187
                                                                    --------      --------
Commitments and Contingencies

Total liabilities and shareholders' equity                          $214,885      $222,778
                                                                    --------      --------
                                                                    --------      --------

              (See Accompanying Notes to Consolidated Financial Statements)

                              NOBEL INSURANCE LIMITED
              CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                        (EXPRESSED IN UNITED STATES DOLLARS)


                                                                     THREE MONTHS ENDED
                                                                          MARCH 31,
(IN THOUSANDS, EXCEPT PER SHARE DATA)                                1997          1996
-------------------------------------------------------------------------------------------
REVENUES:

  Premiums written                                                  $19,733       $18,701

  Reinsurance purchased                                              (8,446)       (4,314)
                                                                    -------       -------
  Net premiums written                                              $11,287       $14,387
                                                                    -------       -------
                                                                    -------       -------

  Premiums earned                                                   $21,417       $19,055
  Premiums ceded                                                    (12,779)       (5,739)
                                                                    -------       -------
  Net premiums earned                                                 8,638        13,316
  Interest income, net of investment expenses of
   $383 at March 31, 1997 and $177 at March 31,
   1996, respectively                                                 1,329         1,678
  Net investment gains                                                  131           212
  Claim adjusting fees earned                                         1,360         3,557
                                                                    -------       -------
  Total revenues                                                     11,458        18,763
                                                                    -------       -------
EXPENSES:

  Claims and claims expenses                                         11,158        14,776
  Reinsurance recoveries                                             (6,996)       (5,664)
                                                                    -------       -------
  Net claim and claim expenses                                        4,162         9,112
  Service fees and commissions                                        1,236         3,943
  General and administrative expenses                                 4,202         4,180
                                                                    -------       -------
  Total expenses                                                      9,600        17,235
                                                                    -------       -------

  Net income before income taxes                                      1,858         1,528

    Income tax expense (benefit):
      Current                                                           248           175
      Deferred                                                          400           (53)
                                                                    -------       -------
      Income tax expense                                                648           122
                                                                    -------       -------

  Net income                                                          1,210         1,406
  Retained earnings at beginning of period                           29,996        26,612
                                                                    -------       -------

  Retained earnings at end of period                                $31,206       $28,018
                                                                    -------       -------
                                                                    -------       -------
EARNINGS PER CAPITAL SHARE:

  Net income per capital share                                      $  .26        $   .29
                                                                    -------       -------
                                                                    -------       -------

  Average number of capital shares                                    4,583         4,830
                                                                    -------       -------
                                                                    -------       -------


           (See Accompanying Notes to Consolidated Financial Statements)



                           NOBEL INSURANCE LIMITED
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (EXPRESSED IN UNITED STATES DOLLARS)



                                                                     THREE MONTHS ENDED
                                                                          MARCH 31,
(IN THOUSANDS, EXCEPT PER SHARE DATA)                                1997          1996
-------------------------------------------------------------------------------------------
                                                                       (IN THOUSANDS)

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                                         $  1,210      $  1,406

  Adjustments to reconcile net income to net cash from operations activity:

  Depreciation and amortization                                         378           167
  Change in deferred acquisition costs                               (1,109)       (1,161)
  Deferred tax benefit                                                  400           (35)
  Increase (decrease) in reserve for claims and claims expenses      (4,689)        3,825
  Decrease in unearned premiums                                      (1,684)         (356)
  Decrease in accounts payable and accrued liabilities               (1,466)          (27)
  (Decrease) in deferred service fee income                             (68)          (65)
  (Increase) decrease in net premiums receivable                      4,844          (173)
  (Increase) decrease in accrued interest income                          3          (105)
  (Increase) in reinsurance recoverables                             (2,025)       (3,755)
  Decrease in prepaid reinsurance premiums                            4,334         1,426
  Decrease in other assets                                               97           105
  (Increase) in funds held by reinsurance companies                     (96)         (230)
  Net (additions to) dispositions from trading portfolio investments   (626)        3,608
  Net realized investment gains                                        (131)         (212)
  (Gains) losses on disposal of other assets                             (4)            9
                                                                   --------      --------
    Net cash provided (used) from operating activities                 (632)        4,427
                                                                   --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from Investments sold or matured:
  Fixed maturities, available for sale                              34,684         13,218
  Equity securities, available for sale                                199            ---
Purchase of investments:
  Fixed maturities, available for sale                             (32,579)       (13,820)
  Equity securities, available for sale                             (1,780)           ---
Payments on acquisitions                                                (6)           ---
Purchase of software, property and equipment                          (241)          (556)
                                                                    -------       -------
    Net cash provided (used by) investing activities                    277        (1,158)
                                                                    -------       -------



           (See Accompanying Notes to Consolidated Financial Statements)



                            NOBEL INSURANCE LIMITED
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                     (EXPRESSED IN UNITED STATES DOLLARS)
                                  (CONTINUED)


                                                                       THREE MONTHS ENDED
                                                                            MARCH 31,
                                                                       1997          1996
-------------------------------------------------------------------------------------------
                                                                       (IN THOUSANDS)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable                                             ---         2,500

Proceeds from issuance of capital shares                                331           398
Repayment of notes payable and capital lease obligation                 (54)         (131)
Purchase of treasury stock                                             (361)      (12,743)
                                                                    -------      --------
Net cash (used by) financing activities                                 (84)       (9,976)
                                                                    -------       -------
Net (decrease) in cash and cash equivalents                            (439)       (6,707)
Cash and cash equivalents at beginning of year                       14,785        15,305
                                                                    -------       -------
Cash and cash equivalents at end of year                            $14,346       $ 8,598
                                                                    -------       -------
                                                                    -------       -------




           (See Accompanying Notes to Consolidated Financial Statements)

                            NOBEL INSURANCE LIMITED
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     The Consolidated Balance Sheets at March 31, 1997, and Consolidated Statements of Income and Retained Earnings for the three months ended March 31, 1997 and Consolidated Statements of Cash Flows for the three months ended March 31, 1997, have not been examined by independent accountants, but, in the opinion of Nobel Insurance Limited ("Company"), all adjustments (consisting only of normal accruals) necessary for a fair presentation of the financial position and results of operations for the periods indicated have been included.

     Statement of Financial Accounting Standards ("FAS") 115 "Disclosures About Fair Value of Financial Instruments" was adopted in 1994 and impact the Company's financial statements as follows:

1) Net unrealized (losses) of $(208,000) and $(838,000) from trading portfolio investments were included in first quarter earnings for 1997 and 1996 respectively.

2) Net unrealized gains (losses) of $(1,510,000) and $551,000 from portfolio investments classified as available for sale were included in shareholders' equity at March 31, 1997 and December 31, 1996, respectively.

   The Company is a foreign corporation not, in management's opinion, engaged in a trade or business in any jurisdiction requiring the payment of taxes on income except for its United States subsidiaries (the "U.S. Group") who may ultimately pay United States taxes on their income.

   The U.S. Group is domiciled in the United States and is subject to United States taxes on income. At December 31, 1996, the U.S. Group had consolidated net operating (losses) of approximately $(4,452,000) which may be carried forward for U.S. Federal income tax purposes. Such loss carryforwards expire beginning in 2004.

   FAS 109, "Accounting for Income Taxes", was adopted by the Company in 1993 on a prospective basis. The effect of income taxes on operations is presented below:

                                                         THREE MONTHS ENDED
                                                              MARCH 31
                                                          1997      1996
      -----------------------------------------------------------------------
                                                       (DOLLARS IN THOUSANDS)

      Net income before income taxes - consolidated      $1,858       $1,528
      Foreign - not subject to tax                         (325)           7
                                                         ------       ------
      U.S. - subject to tax                              $2,183       $1,521
                                                         ------       ------
                                                         ------       ------
      Computed "expected" tax expense @ 34%              $  742       $  517
      Reduction for tax exempt interest                     (84)        ---
      Change in deferred tax valuation allowance            ---         113
      Other items, net                                      (10)       (508)
                                                         ------       ------
         Tax expense (benefit)                           $  648       $  122
                                                         ------       ------
                                                         ------       ------

      The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at March 31, 1997 and December 31, 1996 are presented below:


                                                      MARCH 31,    DECEMBER 31,
                                                         1997          1996
------------------------------------------------------------------------------
                                                       (DOLLARS IN THOUSANDS)
 Deferred tax assets:
   Accounts receivable, principally due to
    allowance for doubtful accounts                     $    49       $    49

   Claims reserves, principally due to discounting
    for tax                                               2,825         2,887
   Unearned premium adjustment                            1,602           889
   Net operating loss carryforwards                       1,189         1,853
   Other                                                    508           508
                                                        -------       -------
     Total deferred tax assets                            6,173         6,186
                                                        -------       -------
 Deferred tax liabilities:
   Deferred policy acquisition costs                       (615)         (238)
   Unrealized gains bonds available for sale               (327)         (327)
   Other                                                   (857)         (847)
                                                        -------       -------
     Total gross deferred tax liabilities                (1,799)       (1,412)
                                                        -------       -------
      Net deferred tax balance                           $4,374        $4,774
                                                        -------       -------
                                                        -------       -------


     Earnings per share was determined by dividing net income by average primary shares outstanding which, includes common and common equivalent shares outstanding attributable to outstanding stock options as follows:

                                                          THREE MONTHS ENDED
                                                               MARCH 31
                                                           1997        1996
--------------------------------------------------------------------------------
                                                              (IN THOUSANDS)

     Average common shares outstanding                     4,481        4,699
     Shares applicable to common
      stock equivalents                                      102          131
                                                           -----        -----
     Average primary shares outstanding                    4,583        4,830
                                                           -----        -----
                                                           -----        -----


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

  At March 31, 1997 and December 31, 1996, the Company recorded reserves for incurred but not reported and development of known claims ("IBNR") which represented the Company's best estimate of the reserve for claims and claims expense.

  The outstanding balances for casualty and other coverages reserves for incurred but not reported and development of known claims, net of reinsurance recoverable, were (in thousands):


                                     RESERVE    BALANCE     EFFECT     EFFECT
     PERIOD ENDING                     GROSS       NET       GROSS      NET
-------------------------------------------------------------------------------

     At March 31, 1997               $29,255    $15,828
     Three months ended
       March 31, 1997                                     $(6,611)   $(4,847)
     At December 31, 1996            $35,866    $20,675
     At March 31, 1996               $39,232    $23,283
     Three months ended
       March 31, 1996                                     $ 3,205      $ 751

   An allowance for doubtful receivables is established when it becomes evident collection is doubtful. An allowance of $ 298,000 was established as of March 31, 1997 and December 31, 1996, respectively.

   Net income and shareholder's equity of the U.S. insurance subsidiary, as filed with regulatory authorities on the basis of statutory accounting practices, were as follows (in thousands):

                                            STATUTORY        STATUTORY
                                          SHAREHOLDERS'         NET
     PERIOD                                  EQUITY         INCOME (LOSS)
------------------------------------------------------------------------------

     At March 31, 1997                     $36,915
     Three months ended March 31, 1997                         $1,602
     At December 31, 1996                  $35,513
     At March 31, 1996                     $32,095
     Three months ended March 31, 1996                         $ (319)

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

   The collateral requirements for reinsurance ceded to the Parent Company by INA is being satisfied by a combination of letters of credit and trust balances. The settlement of all claims and claims expenses is being withdrawn from the trust account. The combined amount of letters of credit and market value of trust assets at March 31, 1997 is $14,693,000.

   The terms of the Parent Company's letter of credit facility requires collateral equal to the amount of letters of credit issued plus a negotiated market value margin for investments other than short-term investments. At March 31, 1997, the collateral consisted of short-term bank deposits and AAA-rated fixed income securities which require a 5% margin. At March 31, 1997, the Company had cash and investments of $121,145,000 of which $20,586,000 was collateralized or pledged to secure the U.S. insurers that have ceded reinsurance to the Company, and to maintain security deposits in the U.S. with various state insurance departments.

    Effective January 1, 1994, the Company adopted Financial Accounting
Standard 115.   The Company carries its investments designated as trading
portfolio investments at market value. Year to date as of March 31, 1997, the Company sold $779,000 of trading portfolio investments with $107,000 gain realized. The Company classified its fixed income security investments, principally bonds, as available for sale, and accordingly, carries these investments at market value. The Company's investment guidelines prescribe a portfolio structure of maturities to provide adequate liquidity to settle claims liabilities. The portfolio continues to be conservatively invested in high quality securities.

   Net cash (used) from operating activities for the first three months of 1997 was $(632,000 compared to net cash provided of $4,427,000 for the first three months of 1996, the difference was due to payment of the Petro Energy claim for $5,320,000. Net cash provided by investing activities was $277,000 for the first three months of 1997, as opposed to cash (used) of $(1,158,000) for the same period of 1996. Cash used by financing activities included the purchase of 30,420 shares of treasury stock for $361,000 or an average cost of $11.875, plus repayment of $54,000 in notes payable less $331,000 received from exercise of stock options to produce net financing cash (used) of $(84,000), compared to net financing cash (used) of $(9,976,000) for the first three months of 1996.

  The insurance operations require capital to support premium writings. The Company believes that its insurance subsidiary may need additional capital to support planned business activities. Management has a term loan facility available of $11,462,000 to meet the additional business opportunities planned in 1997.

RESULTS OF OPERATIONS
THREE MONTHS 1997 VERSUS THREE MONTHS 1996

  The composition of the net income for 1997 as compared to the net income for 1996 by type of operation is as follows:

                                             THREE MONTHS ENDED
                                                  MARCH 31
                                              1997          1996
------------------------------------------------------------------------------
                                            (DOLLARS IN THOUSANDS)

              Underwriting operations         $1,080      $ (457)
              Claim adjusting operations       (286)         463
              Corporate operations             (396)        (366)
              Investment and other income     1,460        1,889
              Federal income tax               (648)        (122)
                                             ------       ------
              Net after tax                  $1,210       $1,407
                                             ------       ------
                                             ------       ------

   There is significant seasonality in the Company's operating results, with the first quarter generally weakest and the third quarter strongest. Investment and other income for the three months of 1997 and 1996 was impacted by reduced yield rates, the acquisition of treasury stock, loan interest charges, and negative operating cash flow for the first quarter of 1997.

UNDERWRITING OPERATIONS. Premiums written increased $1,032,000, or 6%, over 1996. Reinsurance purchased increased $4,132,000, or 95% due to the acquisition of several new reinsurance programs primarily in the Commercial Casualty Division. As a result, net earned premiums decreased $4,678,000 or 35%. The comparability of reinsurance purchased is affected by changes in the Company's major reinsurance agreements in 1996 and the first quarter of 1997. Effective December 31,1996, the Company entered into an 80% quota share reinsurance agreement on the unearned premium reserve for its commercial casualty business. The Company also entered into a $500,000 excess of $500,000 facultative treaty for 13 of its largest trucking accounts during the first quarter of 1997. Effective January 1, 1997, the Company increased the limits on its surety excess of loss reinsurance treaty to $6,000,000 from $4,000,000 and raised its retention per principal to $200,000 from $150,000 while maintaining its 5% participation. In addition, effective January 1, 1997, the Company purchased full coverage for the first layer ($2,500,000 excess of $2,500,000) of its catastrophe excess of loss treaty for personal lines compared to 75% for 1996. The financial effect of these changes was increased premiums and commissions ceded accompanied by decreased claims exposure.

   The claims ratio to net earned premiums was 48% for the first three months of 1997 compared to 69% in the same period of 1996. The decrease resulted primarily from prior period claim reductions. The commercial casualty program continues to experience competition and continued soft market conditions especially for its trucking business. As a result, the Company changed its pricing strategy for its trucking business by following an actuarial based model which relates premiums more closely with expected costs and average expenses. The Company had approximately $210,000 in net reserve reductions including loss adjustment expense reserves in the first quarter 1997, which reflect current actuarial indications of the ultimate cost of future claims settlements. All of the decreases were for claims occurring in prior accident years.

   Expenses, which consist of net service fees, commissions, general and administrative expenses, including the claim adjusting and corporate operations, were 48% and 54% of net written premiums for the first three months of 1997 and 1996, respectively. The following table shows the components of net service fees and commissions:

                                                     THREE MONTHS ENDED
                                                          MARCH 31
                                                     1997            1996
----------------------------------------------------------------------------
                                                   (DOLLARS IN THOUSANDS)

      Salary and general expense                   $ 4,202        $ 3,791
      Commissions, fronting, and taxes expense       5,203          6,195
      Ceding commission income                      (2,858)        (1,090)
      Change in deferred acquisition costs          (1,109)        (1,161)
                                                   -------        -------
                                                   $ 5,438        $ 7,735
                                                   -------        -------
                                                   -------        -------

  Commissions, fronting, and taxes expense was 26.4% of direct premiums written in 1996 compared to 33.1% in 1995 due to the decrease in commercial casualty business. Ceding commission income was 33.8% of reinsurance purchased for the first three months of 1997 compared to 25.3% for the same period of 1996 due to increased ceded premiums in the commercial casualty area.

  General and administrative expenses charged to operations increased by $411,000 or 11%, and were 21.3% of direct premiums written for the first three months of 1997 compared to 20.7% in the same period of 1996. The increase is related to severance due to reorganization and bonus accrual charge in the first quarter of 1997.

CLAIM ADJUSTING OPERATIONS. Decreased claim adjusting fees of $2,197,000 along with decreased claim adjusting commissions of $1,298,000 resulted primarily from decreased catastrophe and storm activity in the first quarter of 1997.

INVESTMENT INCOME. Net interest income decreased by $349,000 or 20%, due to lower yields on reduced investment balances and negative cash flow from operations for the first three months of 1997. Net realized investment gains decreased by $81,000 during the first three months of 1997 versus 1996.

  The effect of inflation on net income was not significant to the Company's results during this period.

PART II.  OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS

       Not applicable.


Item 2.   CHANGES IN SECURITIES

       Not applicable.


Item 3.   DEFAULTS UPON SENIOR SECURITIES

       Not applicable.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      1. At the Company's Annual Meeting of Shareholders held on May 9, 1997, the following individuals were elected to the Board of Directors:

                                         VOTES FOR     VOTES WITHHELD

       Jeffry K. Amsbaugh                3,429,952         1,312
       Robert C. Duvall                  3,429,913         1,351
       Gregory E. Leonard                3,430,052         1,212
       Thomas J. O'Shane                 3,430,052         1,212
       Roger T. Rankin                   3,429,913         1,351
       Robert B. Sanborn                 3,430,052         1,212


                                          AFFIRMATIVE      NEGATIVE    VOTES
                                             VOTES           VOTES    WITHHELD
                                             -----            ----    --------

2.Approval of the employment of KPMG
Peat Marwick as independent auditors for
the fiscal year ended December 31, 1997.     3,400,064      30,600     600

                                      SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto


                           NOBEL INSURANCE LIMITED
















/s/ Jeffry K. Amsbaugh               /s/ Thomas D. Nimmo
--------------------------------     -----------------------------------
Jeffry K. Amsbaugh                   Thomas D. Nimmo
Chief Executive Officer              Senior Vice President and Treasurer


May 14, 1997