Form 10-Q
period 1997-06-30
NOBEL INSURANCE LTD
filed 1997-08-13
CIK 354392

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549


                                    FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

         For Quarter Ended June 30, 1997 Commission File Number 0-10071


                               NOBEL INSURANCE LIMITED
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


         ISLANDS OF BERMUDA                            98-0076395
  (STATE OR OTHER JURISDICTION OF         (I.R.S. EMPLOYER IDENTIFICATION NO.)
   INCORPORATION OR ORGANIZATION)

           FALCONER HOUSE                                 NONE
            GROUND LEVEL                               (Zip Code)
         108 PITTS BAY ROAD                              HM 08
         HAMILTON, BERMUDA
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)


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


                              YES  /X/     NO  / /


    Number of Common Shares, $1.00 Par Value, outstanding at August 12, 1997

                                    4,498,856
                                    ---------

                                NOBEL INSURANCE LIMITED
                              CONSOLIDATED BALANCE SHEETS
                         (EXPRESSED IN UNITED STATES DOLLARS)

                                                                       JUNE 30,     DECEMBER 31,
                                                                         1997           1996
------------------------------------------------------------------------------------------------
                                                                            (IN THOUSANDS)
ASSETS

Investments:
  Trading portfolio, at fair value:
   Fixed maturity securities (amortized cost: $488 June 30, 1997
     and $487 at December 31, 1996) .................................. $    508       $    502
   Equity securities (cost: $6,630 at June 30, 1997 and $2,611
     at December 31, 1996) ...........................................    8,482          4,057
   Other investments (cost:  $492 at June 30, 1997 and $722 at
     December 31, 1996)...............................................      556            835
  Securities available for sale, at fair value:
   Fixed maturity securities (amortized cost:  $100,176 at
     June 30, 1997 and $100,340 at December 31, 1996).................  100,578        100,970
   Equity securities (cost: $1,000 at June 30, 1997 and $2,045
     at December 31, 1996) ...........................................    1,440          2,293
   Short-term investments, at cost, which approximates fair value ....    9,181         12,880
                                                                       --------       --------
        Total investments.............................................  120,745        121,537

Cash .................................................................      ---          1,905
Funds held by reinsurance companies...................................    1,629          1,702
Premiums and other receivables less allowance for doubtful
  accounts ($278 at June 30, 1997 and $298 at December 31, 1996) .....   25,766         30,693
Accrued interest income...............................................    1,324          1,484
Reinsurance recoverable on paid and unpaid claims.....................   33,798         26,361
Prepaid reinsurance premiums .........................................   21,076         27,316
Property and equipment less accumulated depreciation ($1,950 at
  June 30, 1997 and $2,119 at December 31, 1996) .....................    3,704          4,045
Deferred policy acquisition costs.....................................    2,284            700
Net deferred tax asset ...............................................    4,097          4,774
Other assets .........................................................    2,236          2,261
                                                                       --------       --------
        Total assets ................................................. $216,659       $222,778
                                                                       --------       --------
                                                                       --------       --------

                 (See Accompanying Notes to Consolidated Financial Statements)

                                NOBEL INSURANCE LIMITED
                               CONSOLIDATED BALANCE SHEETS
                           (EXPRESSED IN UNITED STATES DOLLARS)
                                       (CONTINUED)

                                                                       JUNE 30,      DECEMBER 31,
                                                                        1997             1996
----------------------------------------------------------------------------------------------------
                                                                   (IN THOUSANDS, EXCEPT SHARE DATA)
LIABILITIES

Reserve for claims and claims expenses ............................    $ 82,925       $ 88,397
Unearned premiums..................................................      37,900         40,389
Accounts payable and accrued liabilities ..........................      10,866         13,180
Reinsurance premiums payable ......................................      24,988         22,733
Cash overdraft ....................................................         985            ---
Other liabilities..................................................       4,661          4,892
                                                                       --------       --------
      Total liabilities............................................     162,325        169,591
                                                                       --------       --------

SHAREHOLDERS' EQUITY

Capital shares (Authorized 20,000,000 shares; $1 par value;
  issued 7,801,628 shares at June 30, 1997; 7,743,458 shares at December 31, 1996; outstanding 4,498,856 shares at June 30,
  1997 and 4,471,106 shares at December 31, 1996)..................       7,802          7,743
Contributed surplus................................................      44,806         44,499
Unrealized gain on investments ....................................         536            551
Retained earnings..................................................      31,153         29,996
Treasury stock, at cost (3,302,772 shares at June 30, 1997
  and 3,272,352 shares at December 31, 1996).......................     (29,963)       (29,602)
                                                                       --------       --------
Total shareholders' equity ........................................      54,334         53,187
                                                                       --------       --------
Total liabilities and shareholders' equity ........................    $216,659       $222,778
                                                                       --------       --------
                                                                       --------       --------

               (See Accompanying Notes to Consolidated Financial Statements)

                                   NOBEL INSURANCE LIMITED
                  CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                              (EXPRESSED IN UNITED STATES DOLLARS)

                                                  THREE MONTHS ENDED     SIX MONTHS ENDED
                                                        JUNE 30,              JUNE 30,
(IN THOUSANDS, EXCEPT PER SHARE DATA)               1997        1996       1997        1996
--------------------------------------------------------------------------------------------
REVENUES:
  Premiums written.............................. $ 19,542     $23,931   $ 39,275    $ 42,632
  Reinsurance purchased ........................   (9,994)     (6,921)   (18,440)    (11,235)
                                                 --------     -------   --------    --------
  Net premiums written.......................... $  9,548     $17,010   $ 20,835    $ 31,397
                                                 --------     -------   --------    --------
                                                 --------     -------   --------    --------
  Premiums earned .............................. $ 20,347     $20,752   $ 41,764    $ 39,807
  Premiums ceded................................  (11,901)     (6,558)   (24,680)    (12,297)
                                                 --------     -------   --------    --------
  Net premiums earned ..........................    8,446      14,194     17,084      27,510

  Interest income, net of investment expenses
    of $681 at June 30, 1997 and $472 at
    June 30, 1996, respectively.................    1,588       1,514      2,917       3,192
  Net investment gains..........................      412         188        543         400
  Claim adjusting fees earned ..................    1,596       2,189      2,956       5,746
                                                 --------     -------   --------    --------
Total revenues .................................   12,042      18,085     23,500      36,848
                                                 --------     -------   --------    --------
EXPENSES:
  Claims and claims expenses....................   14,599       7,763     25,757      22,927
  Reinsurance recoveries........................   (8,563)      1,445    (15,559)     (4,219)
                                                 --------     -------   --------    --------
  Net claim and claim expenses..................    6,036       9,208     10,198      18,708
  Service fees and commissions..................    1,595       2,043      2,831       5,985
  General and administrative expenses ..........    3,919       4,684      8,121       8,477
                                                 --------     -------   --------    --------
  Total expenses................................   11,550      15,935     21,150      33,170
                                                 --------     -------   --------    --------
  Net income before income taxes................      492       2,150      2,350       3,678
  Income tax expense (benefit):
      Current...................................     (203)        206         45         381
      Deferred .................................      298         (17)       698         (70)
                                                 --------     -------   --------    --------
      Income tax expense .......................       95         189        743         311
                                                 --------     -------   --------    --------
  Net income....................................      397       1,961      1,607       3,367
  Retained earnings at beginning of period......   31,206      28,018     29,996      26,612
  Dividends paid on capital shares..............     (450)       (457)      (450)       (457)
                                                 --------     -------   --------    --------
  Retained earnings at end of period............ $ 31,153     $29,522   $ 31,153    $ 29,522
                                                 --------     -------   --------    --------
                                                 --------     -------   --------    --------
EARNINGS PER CAPITAL SHARE:
  Net income per capital share.................. $    .08     $   .42   $    .35    $    .71
                                                 --------     -------   --------    --------
  Average number of capital shares..............    4,697       4,696      4,603       4,734
                                                 --------     -------   --------    --------
                                                 --------     -------   --------    --------


               (See Accompanying Notes to Consolidated Financial Statements)

                           NOBEL INSURANCE LIMITED
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                     (EXPRESSED IN UNITED STATES DOLLARS)

                                                                                SIX MONTHS ENDED
                                                                                     JUNE 30,
                                                                               1997            1996
-----------------------------------------------------------------------------------------------------
                                                                                  (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income............................................................       $  1,607         $3,367
   Adjustments to reconcile net income to net cash from
    operations activity:
   Depreciation and amortization......................................            788            392
   Change in deferred acquisition costs...............................         (1,584)        (1,699)
   Deferred tax benefit...............................................            698            (70)
   Increase (decrease) in reserve for claims and claims expenses......         (5,472)         4,343
   Increase (decrease) in unearned premiums...........................         (2,489)         2,826
   Increase (decrease) in accounts payable and accrued liabilities....         (2,314)             1
   (Decrease) in deferred service fee income..........................           (161)          (148)
   (Increase) decrease in premiums receivable.........................          7,196         (3,715)
   (Increase) decrease in accrued interest income.....................            160             (3)
   (Increase) in reinsurance recoverables.............................         (7,437)          (996)
   Decrease in prepaid reinsurance premiums...........................          6,240          1,062
   Decrease in other assets...........................................            114             87
   Decrease in funds held by reinsurance companies....................             73            115
   Net (additions to) dispositions from trading portfolio
    investments.......................................................           (139)         3,760
   Net realized investment gains......................................           (543)          (400)
   (Gains) losses on disposal of other assets.........................             (7)            14
                                                                             --------        -------
      Net cash provided from (used by) operating activities...........         (3,270)         8,936
                                                                             --------        -------

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from Investments sold or matured:
   Fixed maturities, available for sale...............................         53,749         20,986
   Equity securities, available for sale..............................            573            ---
Purchase of investments:
   Fixed maturities, available for sale...............................        (53,599)       (20,115)
   Equity securities, available for sale..............................         (3,021)           ---
Payments on acquisitions..............................................             (6)           ---
Purchase of software, property and equipment..........................           (497)        (1,327)
                                                                             --------        -------
   Net cash (used by) investing activities............................         (2,801)          (456)
                                                                             --------        -------



         (See Accompanying Notes to Consolidated Financial Statements)

                            NOBEL INSURANCE LIMITED
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (EXPRESSED IN UNITED STATES DOLLARS)
                                   (CONTINUED)


                                                                                SIX MONTHS ENDED
                                                                                     JUNE 30,
                                                                               1997            1996
-----------------------------------------------------------------------------------------------------
                                                                                  (IN THOUSANDS)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable...........................................            ---          2,500
Proceeds from issuance of capital shares..............................            366            491
Repayment of notes payable and capital lease obligation...............            (73)          (178)
Purchase of treasury stock............................................           (361)       (12,847)
Dividends paid shareholders...........................................           (450)          (457)
                                                                             --------        -------
   Net cash (used by) financing activities............................           (518)       (10,491)
                                                                             --------        -------
Net increase (decrease) in cash and cash equivalents..................         (6,589)        (2,011)
Cash and cash equivalents at beginning of year........................         14,785         15,305
                                                                             --------        -------
Cash and cash equivalents at end of year..............................       $  8,196        $13,294
                                                                             --------        -------
                                                                             --------        -------


















         (See Accompanying Notes to Consolidated Financial Statements)

                           NOBEL INSURANCE LIMITED
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     The Consolidated Balance Sheets at June 30, 1997, and Consolidated Statements of Income and Retained Earnings for the Six months ended June 30, 1997 and Consolidated Statements of Cash Flows for the Six months ended June 30, 1997, have not been examined by independent accountants, but, in the opinion of Nobel Insurance Limited ("Company"), all adjustments (consisting only of normal accruals) necessary for a fair presentation of the financial position and results of operations for the periods indicated have been included. At June 30, 1997, certain equity securities were transferred from available for sale portfolio to the trading portfolio. In conjunction with this transfer, unrealized investment gains of $476,000, or $.10 per share, were reclassified, from shareholders' equity into current earnings.

     Statement of Financial Accounting Standards ("FAS") 115 "Disclosures About Fair Value of Financial Instruments" was adopted in 1994 and impacted the Company's financial statements as follows:

1) Net unrealized gains (losses) of $361,000 and $569,000 from trading portfolio investments were included in 1997 six month and second quarter earnings, respectively, compared to $(750,000) and $88,000 in the six months and second quarter of 1996.

2) Net unrealized gains of $536,000 and $551,000 from portfolio investments classified as available for sale were included in shareholders' equity at June 30, 1997 and December 31, 1996 respectively.

     The Company is a foreign corporation not, in management's opinion, engaged in a trade or business in any jurisdiction requiring the payment of taxes on income except for its United States subsidiaries (the "U.S. Group") who may ultimately pay United States taxes on their income.

     The U.S. Group is domiciled in the United States and is subject to United States taxes on income. At December 31, 1996, the U.S. Group had consolidated net operating losses of approximately $(4,452,000) which may be carried forward for U.S. Federal income tax purposes. It is anticipated that these net operating losses will be fully utilized during 1997.

     FAS 109, "Accounting for Income Taxes", was adopted by the Company in 1993 on a prospective basis. The effect of income taxes on operations is presented below:

                                                            THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                  JUNE 30,                      JUNE 30,
                                                            1997           1996           1997           1996
----------------------------------------------------------------------------------------------------------------
                                                           (DOLLARS IN THOUSANDS)        (DOLLARS IN THOUSANDS)
Net income before income taxes - consolidated.....          $ 492         $2,150         $2,350         $3,678
Foreign - not subject to tax......................           (326)            96              1            103
                                                            -----         ------         ------         ------
U.S. - subject to tax.............................          $ 166         $2,054         $2,349         $3,575
                                                            -----         ------         ------         ------
                                                            -----         ------         ------         ------

Computed "expected" tax expense @ 34%.............          $  57         $  699         $  799         $1,216

Reduction for tax-exempt interest.................             30           (110)           (54)          (174)
Non-allowed meals and entertainment...............              9              8              9             17

Change in deferred tax valuation allowance........            ---           (340)           ---           (453)
Other items, net..................................             (1)           (68)           (11)          (295)
                                                            -----         ------         ------         ------
    Income tax expense............................          $  95         $  189         $  743         $  311
                                                            -----         ------         ------         ------
                                                            -----         ------         ------         ------

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at June 30, 1997 and December 31, 1996 are presented below:


                                                      JUNE 30,     DECEMBER 31,
                                                       1997            1996
--------------------------------------------------------------------------------
                                                       (DOLLARS IN THOUSANDS)

     Deferred tax assets:
       Accounts receivable, principally due to
         allowance for doubtful accounts............  $    49        $    49
       Claims reserves, principally due to
         discounting for tax........................    2,297          2,887
       Unearned premium adjustment..................    1,144            889
       Net operating loss carryforwards.............    2,190          1,853
       Other........................................      508            508
                                                      -------        -------
          Total gross deferred tax assets...........    6,188          6,186
                                                      -------        -------
          Less valuation allowance..................
          Net deferred tax assets...................
     Deferred tax liabilities:
       Deferred policy acquisition costs............     (777)          (238)
       Unrealized gains bonds available for sale....     (305)          (327)
     Other..........................................   (1,009)          (847)
                                                      -------        -------
          Total gross deferred tax liabilities......   (2,091)        (1,412)
                                                      -------        -------
               Net deferred tax balance.............  $ 4,097        $ 4,774
                                                      -------        -------
                                                      -------        -------

          Earnings per share was determined by dividing net income by average primary shares outstanding which, includes common and common equivalent shares outstanding attributable to outstanding stock options as follows:


                                         THREE MONTHS ENDED   SIX MONTHS ENDED
                                              JUNE 30,            JUNE 30,
                                           1997     1996       1997     1996
------------------------------------------------------------------------------
                                            (IN THOUSANDS)     (IN THOUSANDS)

     Average common shares outstanding.... 4,496    4,565      4,489   4,632
     Shares applicable to common
          stock equivalents...............   201      131        114     102
                                           -----    -----      -----   -----
     Average primary shares outstanding... 4,697    4,696      4,603   4,734
                                           -----    -----      -----   -----
                                           -----    -----      -----   -----

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

     At June 30, 1997 and December 31, 1996, the Company recorded reserves for incurred but not reported and development of known claims ("IBNR") which represented the Company's best estimate of the reserve for claims and claims expense.

The outstanding balances for casualty and other coverages reserves for incurred but not reported and development of known claims, net of reinsurance recoverable, were (in thousands):


                                         RESERVE   BALANCE     INCOME EFFECT
     PERIOD ENDING                        GROSS      NET      GROSS       NET
     --------------------------------------------------------------------------
     At June 30, 1997................    $26,901   $13,193
     Six months ended June 30, 1997.......................   $(8,965)  $(7,482)
     At December 31, 1996............    $35,866   $20,675
     At June 30, 1996................    $39,973   $24,579
     Six months ended June 30, 1996.......................   $ 3,946   $ 2,047

     An allowance for doubtful receivables is established when it becomes evident collection is doubtful. An allowance of $278,000 and $298,000 was established as of June 30, 1997 and December 31, 1996, respectively.

     Net income and shareholder's equity of the U.S. insurance subsidiary, as filed with regulatory authorities on the basis of statutory accounting practices, were as follows (in thousands):

                                                   STATUTORY      STATUTORY
                                                 SHAREHOLDERS'       NET
          PERIOD                                    EQUITY       INCOME (LOSS)
          --------------------------------------------------------------------
          At June 30, 1997......................    $36,704
          Six months ended June 30, 1997........................   $  822
          At December 31, 1996..................    $35,513
          At June 30, 1996......................    $33,319
          Six months ended June 30, 1996........................   $1,559

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     The principal cash requirements of the Company consist of claims payments, operating expenses, and the payment of shareholders dividends.

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

     The collateral requirements for reinsurance ceded to the Parent Company by INA is being satisfied by a combination of letters of credit and trust balances. The settlement of all claims and claims expenses is being withdrawn from the trust account. The combined amount of letters of credit and market value of trust assets at June 30, 1997 is $14,626,000.

     The terms of the Parent Company's letter of credit facility requires collateral equal to the amount of letters of credit issued plus a negotiated market value margin for investments other than short-term investments. At June 30, 1997, the collateral consisted of short-term bank deposits and AAA-rated fixed income securities which require a 5% margin. At June 30, 1997, the Company had cash and investments of $119,760,000 of which $20,751,000 was collateralized or pledged to secure the U.S. insurers that have ceded reinsurance to the Company, and to maintain security deposits in the U.S. with various state insurance departments.

      Effective January 1, 1994, the Company adopted Financial Accounting Standard 115. The Company carries its investments designated as trading portfolio investments at market value. Effective June 30, 1997, certain equity securities were transferred from available for sale portfolio to the trading portfolio. In conjunction with the transfer unrealized gains of $476,000, or $.10 per share, were reclassified from stockholders equity to current earnings. Year to date as of June 30, 1997, the Company sold $1,292,000 of trading portfolio investments with a $110,000 gain realized. The Company classified its fixed income security investments, principally bonds, as available for sale, and accordingly, carries these investments at market value. The Company's investment guidelines prescribe a portfolio structure of maturities to provide adequate liquidity to settle claims liabilities. The portfolio continues to be conservatively invested in high quality securities.

     Net cash (used) by operating activities for the first six months of 1997 was $(3,270,000) compared to net cash provided of $8,936,000 for the first six months of 1996. Net cash used by investing activities was $(2,801,000) for the first six months of 1997, as opposed to $(456,000) for the same period of 1996. Cash used by financing activities included the purchase of 30,420 shares of treasury stock for $361,000 or an average cost of $11.875, plus repayment of $73,000 in notes payable, and dividends paid share holders of $450,000 less $366,000 received from exercise of stock options to produce net financing cash (used) of $(518,000), compared to net financing cash
(used) of $(10,491,000) for the first six months of 1996.

     The insurance operations require capital to support premium writings. The Company believes that its insurance subsidiary may need additional capital to support planned business activities. Management has a term loan facility available of $11,462,000 to meet the additional business opportunities planned in 1997.

RESULTS OF OPERATIONS
SIX MONTHS 1997 VERSUS SIX MONTHS 1996

     The composition of the net income for 1997 as compared to the net income for 1996 by type of operation is as follows:

                                                       SIX MONTHS ENDED
                                                            JUNE 30,
                                                       1997         1996
-------------------------------------------------------------------------------
                                                     (DOLLARS IN THOUSANDS)

     Underwriting operations . . . . . . . . . .     $   248       $   710
     Claim adjusting operations. . . . . . . . .        (328)          209
     Corporate operations. . . . . . . . . . . .      (1,030)         (833)
     Investment and other income . . . . . . . .       3,460         3,592
     Federal income tax. . . . . . . . . . . . .        (743)         (311)
                                                     --------      --------
     Net after tax . . . . . . . . . . . . . . .     $ 1,607       $ 3,367
                                                     --------      --------
                                                     --------      --------

INVESTMENT INCOME. Net interest and dividend income decreased by $275,000, or 8.6% in the first six months of 1997 compared to the same period of 1996. The composition of the decrease was that gross interest and dividend income decreased by $66,000 due to lower yields on reduced investment balances caused by negative cash flow while investment expenses increased $209,000 due primarily to interest expense on the term loan facility and interest paid on reinsurance balances. Net realized investment gains increased by $143,000, or 36% after adjusting for the positive $476,000 realized capital gains resulting from the trading portfolio changes during the first six months of 1997 versus 1996.

UNDERWRITING OPERATIONS. For the first six months of 1997, direct written premiums decreased by $3,357,000, or 8%, and net written premiums decreased by $10,562,000, or 34% over the same period for 1996. Also, for the first six months of 1997, net earned premiums decreased by $10,426,000, or 38% over the same period for 1996. The primary reason for the decrease in net written premiums and net earned premiums was the increased purchases of reinsurance by the commercial casualty division. For the first six months of 1997, net earned premiums for the commercial casualty division decreased to $5,758,000 compared to $19,030,000 for the first six months of 1996, a decrease of 70%. Net earned premiums for the specialty surety division increased to $7,585,000 for the first six months of 1997 compared to $5,216,000 for the same period for 1996, an increase of 45%. Net earned premiums for the personal lines division increased to $3,741,000 for the first six months of 1997 compared to $3,264,000 for the same period for 1996, an increase of 15%.

     Effective December 31, 1996, the commercial casualty division purchased an 80% quota share treaty on 100% of its unearned premium reserve. Effective January 21, 1997 the commercial casualty division also purchased a $500,000 excess of $500,000 facultative treaty for 12 of its largest trucking accounts. Effective April 1, 1997, the commercial casualty division purchased a 75% quota share for commercial auto liability policies written by its four largest agents. The financial effect was increased premiums ceded accompanied by increases in claims recoveries and ceding commissions and decreases in net written premiums and net earned premiums. The commercial casualty division also implemented significant rate increases, underwriting changes, expense reductions and additional reinsurance protection to improve future underwriting results.

     The net loss ratio was 59.7% for the first six months of 1997 compared to 71.0% in the same period of 1996. The decrease resulted primarily from a shift in the mix of retained business to less commercial casualty and more specialty and personal lines business which historically have lower loss ratios. The commercial casualty segment continues to experience intense competition and continued soft market conditions. Approximately $1,095,000 of net reserve strengthening for prior accident years was recorded in the first half of 1997 to report the current actuarial indications of the ultimate cost of future claims settlements. The consolidated 1997 accident year loss ratio was 53.4% as of June 30, 1997.

SERVICE FEES, COMMISSIONS AND EXPENSES. Expenses, which consist of net service fees and commissions and general and administrative expenses, excluding the claim adjusting and corporate operations, were 38.9% and 26.4% of net earned premiums for the first six months of 1997 and 1996, respectively. The following table shows the components of net service fees and commissions and general and administrative expenses as of June 30, 1997 and 1996 respectively:

                                                         1997        1996
-------------------------------------------------------------------------------
                                                       (DOLLARS IN THOUSANDS)

     Commissions, fronting, and taxes expense. .       $ 10,285    $ 11,853
     Ceding commission income. . . . . . . . . .         (5,870)     (4,168)
     Change in deferred acquisition costs. . . .         (1,584)     (1,700)
                                                       --------    --------
     Net service fees and commissions. . . . . .          2,831       5,985
     Underwriting general and administrative
       expenses. . . . . . . . . . . . . . . . .          5,324       4,357
     Claim adjusting operations expense. . . . .          1,767       3,287
     Corporate general and administrative. . . .          1,030         833
                                                       --------    --------
     Total service fees, commissions and
       expenses. . . . . . . . . . . . . . . . .       $ 10,952    $ 14,462
                                                       --------    --------
                                                       --------    --------

     Commissions, fronting, and taxes expense was 42% of net premiums written in 1997 compared to 27% in 1996. Ceding commission income was 32% of reinsurance purchased for the first six months of 1997 compared to 37% for the same period of 1996. Both changes were caused by the new reinsurance acquired in the commercial casualty division.

CLAIM ADJUSTING OPERATIONS. Decreased claim adjusting fees of $2,790,000 and claim adjusting commissions and expenses of $2,253,000 resulted primarily from decreased catastrophe business activity.

     The effect of inflation on net income was not significant to the Company's results during this period.

PART II.  OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS
         Not applicable.

Item 2.   CHANGES IN SECURITIES
         Not applicable.

Item 3.   DEFAULTS UPON SENIOR SECURITIES
         Not applicable.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto

                             NOBEL INSURANCE LIMITED

/s/  JEFFRY K. AMSBAUGH                 /s/  THOMAS D. NIMMO
-----------------------------------     -----------------------------------
Jeffry K. Amsbaugh                      Thomas D. Nimmo
Chief Executive Officer                 Senior Vice President and Treasurer


August 12, 1997