Form 10-Q
period 1997-09-30
NOBEL INSURANCE LTD
filed 1997-11-13
CIK 354392

                 SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

                              FORM 10-Q

            QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended September 30, 1997 Commission File Number 0-10071

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

                                YES  /X/        NO  / /

  Number of Common Shares, $1.00 Par Value, outstanding at November 10, 1997

                                       4,503,856
                                       ---------

                             NOBEL INSURANCE LIMITED
                           CONSOLIDATED BALANCE SHEETS
                      (EXPRESSED IN UNITED STATES DOLLARS)

                                                                             SEPTEMBER 30,  DECEMBER 31,
                                                                                 1997          1996
--------------------------------------------------------------------------------------------------------
                                                                                    (IN THOUSANDS)
ASSETS
Investments:
  Trading portfolio, at fair value:
    Fixed maturity securities (amortized cost:  $336 at September 30,
      1997 and $487 at December 31, 1996) . . . . . . . . . . . . . . . . . . . $    338   $    502
    Equity securities (cost: $6,672 at September 30, 1997 and $2,611
      at December 31, 1996) . . . . . . . . . . . . . . . . . . . . . . . . . .    6,842      4,057
    Other investments (cost:  $198 at September 30, 1997 and $722 at
      December 31, 1996)  . . . . . . . . . . . . . . . . . . . . . . . . . . .      227        835
  Securities available for sale, at fair value:
    Fixed maturity securities (amortized cost:  $93,716 at September 30,
      1997 and $100,340 at December 31,1996)  . . . . . . . . . . . . . . . . .   95,055    100,970
    Equity securities (cost $1,000 at September 30, 1997 and
      $2,045 at December 31, 1996)  . . . . . . . . . . . . . . . . . . . . . .    1,646      2,293
    Short-term investments, at cost, which approximates fair value  . . . . . .   18,601     12,880
                                                                                --------   --------
        Total investments . . . . . . . . . . . . . . . . . . . . . . . . . . .  122,709    121,537

  Cash    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      ---      1,905
  Funds held by reinsurance companies . . . . . . . . . . . . . . . . . . . . .    1,591      1,702
  Premiums and other receivables less allowance for doubtful
    accounts ($251 at September 30, 1997 and $298 at December 31, 1996) . . . .   23,868     30,693
  Accrued interest income . . . . . . . . . . . . . . . . . . . . . . . . . . .    1,310      1,484
  Reinsurance recoverable on paid and unpaid claims . . . . . . . . . . . . . .   38,252     26,361
  Prepaid reinsurance premiums  . . . . . . . . . . . . . . . . . . . . . . . .   17,897     27,316
  Property and equipment less accumulated depreciation ($2,147 at
    September 30, 1997 and $2,119 at December 31, 1996) . . . . . . . . . . . .    3,503      4,045
  Deferred policy acquisition costs . . . . . . . . . . . . . . . . . . . . . .    2,959        700
  Net deferred tax asset  . . . . . . . . . . . . . . . . . . . . . . . . . . .    3,131      4,774
  Other assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    1,989      2,261
                                                                                --------   --------
        Total assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . $217,209   $222,778
                                                                                --------   --------
                                                                                --------   --------

         (See Accompanying Notes to Consolidated Financial Statements)

                             NOBEL INSURANCE LIMITED
                           CONSOLIDATED BALANCE SHEETS
                      (EXPRESSED IN UNITED STATES DOLLARS)
                                   (CONTINUED)

                                                                             SEPTEMBER 30,  DECEMBER 31,
                                                                                 1997          1996
--------------------------------------------------------------------------------------------------------
                                                                       (IN THOUSANDS, EXCEPT SHARE DATA)
LIABILITIES

Reserve for claims and claims expenses  . . . . . . . . . . . . . . .           $ 83,138   $ 88,397
Unearned premiums . . . . . . . . . . . . . . . . . . . . . . . . . .             37,134     40,389
Accounts payable and accrued liabilities  . . . . . . . . . . . . . .             11,396     13,180
Reinsurance premiums payable  . . . . . . . . . . . . . . . . . . . .             22,482     22,733
Cash overdraft  . . . . . . . . . . . . . . . . . . . . . . . . . . .              2,007        ---
Other liabilities . . . . . . . . . . . . . . . . . . . . . . . . . .              4,559      4,892
                                                                                --------   --------
      Total liabilities . . . . . . . . . . . . . . . . . . . . . . .            160,716    169,591
                                                                                --------   --------
SHAREHOLDERS' EQUITY

Capital shares (Authorized 20,000,000 shares; $1 par value; issued
  7,806,628 shares at September 30, 1997 and 7,743,458 shares at
  December 1996; outstanding 4,503,856 shares at September 30,
  1997 and 4,471,106 shares at December 31, 1996) . . . . . . . . . .              7,807      7,743
Contributed surplus . . . . . . . . . . . . . . . . . . . . . . . . .             44,828     44,499
Unrealized gain (loss) on investments . . . . . . . . . . . . . . . .              1,319        551
Retained earnings . . . . . . . . . . . . . . . . . . . . . . . . . .             32,502     29,996
  Treasury stock, at cost (3,302,772 shares at September 30, 1997 and
    3,272,352 shares at December 31, 1996)  . . . . . . . . . . . . .            (29,963)   (29,602)
                                                                                --------   --------
Total shareholders' equity  . . . . . . . . . . . . . . . . . . . . .             56,493     53,187
                                                                                --------   --------
Total liabilities and shareholders' equity  . . . . . . . . . . . . .           $217,209   $222,778
                                                                                --------   --------
                                                                                --------   --------

         (See Accompanying Notes to Consolidated Financial Statements)

                                      NOBEL INSURANCE LIMITED
                      CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                               (EXPRESSED IN UNITED STATES DOLLARS)

                                                          THREE MONTHS ENDED            NINE MONTHS ENDED
                                                            SEPTEMBER 30,                 SEPTEMBER 30,
                                                         1997           1996           1997           1996
------------------------------------------------------------------------------------------------------------
                                                            (IN THOUSANDS, EXCEPT PER SHARE DATA)
REVENUES:
  Premiums written  . . . . . . . . . . . . . . . .    $19,597        $21,697        $58,872        $64,329
  Reinsurance purchased . . . . . . . . . . . . . .     (7,035)        (3,230)       (25,475)       (14,465)
                                                       -------        -------        -------        -------
  Net premiums written  . . . . . . . . . . . . . .    $12,562        $18,467        $33,397        $49,864
                                                       -------        -------        -------        -------
                                                       -------        -------        -------        -------
  Premiums earned . . . . . . . . . . . . . . . . .    $20,362        $20,665        $62,126        $60,472
  Premiums ceded  . . . . . . . . . . . . . . . . .    (10,213)        (2,847)       (34,893)       (15,144)
                                                       -------        -------        -------        -------
  Net premiums earned . . . . . . . . . . . . . . .     10,149         17,818         27,233         45,328
  Interest income, net of investment expense
   and interest expense of $988 at September 30,
   1997 and $741 at September 30, 1996,
   respectively . . . . . . . . . . . . . . . . . .      1,497          1,517          4,414          4,709
  Net investment gains  . . . . . . . . . . . . . .      1,339            101          1,882            501
  Claim adjusting fees earned . . . . . . . . . . .      1,599          2,980          4,555          8,726
                                                       -------        -------        -------        -------
  Total revenues  . . . . . . . . . . . . . . . . .     14,584         22,416         38,084         59,264
                                                       -------        -------        -------        -------
EXPENSES:
  Claims and claims expenses  . . . . . . . . . . .     17,633         10,115         43,390         33,042
  Reinsurance recoveries  . . . . . . . . . . . . .    (11,253)         1,339        (26,812)        (2,880)
                                                       -------        -------        -------        -------
  Net claim and claim expenses  . . . . . . . . . .      6,380         11,454         16,578         30,162
  Service fees and commissions  . . . . . . . . . .      1,871          5,496          4,702         11,481
  General and administrative expenses . . . . . . .      4,114          4,989         12,235         13,466
                                                       -------        -------        -------        -------
  Total expenses  . . . . . . . . . . . . . . . . .     12,365         21,939         33,515         55,109
                                                       -------        -------        -------        -------
  Net income before income taxes  . . . . . . . . .      2,219            477          4,569          4,155
  Income tax expense (benefit):
  Current . . . . . . . . . . . . . . . . . . . . .         38           (173)            83            208
  Deferred  . . . . . . . . . . . . . . . . . . . .        607            ---          1,305            (70)
                                                       -------        -------        -------        -------
  Income tax expense (benefit)  . . . . . . . . . .        645           (173)         1,388            138
                                                       -------        -------        -------        -------
  Net income  . . . . . . . . . . . . . . . . . . .      1,574            650          3,181          4,017
  Retained earnings at beginning of period  . . . .     31,153         29,522         29,996         26,612
  Dividends paid on capital shares  . . . . . . . .       (225)          (224)          (675)          (681)
                                                       -------        -------        -------        -------
  Retained earnings at end of period  . . . . . . .    $32,502        $29,948        $32,502        $29,948
                                                       -------        -------        -------        -------
                                                       -------        -------        -------        -------
EARNINGS PER CAPITAL SHARE:
  Net income per capital share  . . . . . . . . . .       $.34           $.14           $.69           $.86
                                                       -------        -------        -------        -------
                                                       -------        -------        -------        -------
  Average number of capital shares  . . . . . . . .      4,634          4,598          4,614          4,690
                                                       -------        -------        -------        -------
                                                       -------        -------        -------        -------

         (See Accompanying Notes to Consolidated Financial Statements)

                           NOBEL INSURANCE LIMITED
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                    (EXPRESSED IN UNITED STATES DOLLARS)

                                                             NINE MONTHS ENDED
                                                               SEPTEMBER 30,
                                                              1997       1996
------------------------------------------------------------------------------
                                                               (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income  . . . . . . . . . . . . . . . . . . . . . . . . $  3,181   $  4,017
  Adjustments to reconcile net income to net cash from
  operating activities:
  Depreciation and amortization . . . . . . . . . . . . . .    1,228        877
  Change in deferred acquisition costs  . . . . . . . . . .   (2,259)    (1,677)
  Deferred tax expense (benefit)  . . . . . . . . . . . . .    1,305        (70)
  Increase (decrease) in reserve for claims and claims
  expenses  . . . . . . . . . . . . . . . . . . . . . . . .   (5,259)     2,252
  Increase (decrease) in unearned premiums  . . . . . . . .   (3,255)     3,856
  Increase (decrease) in accounts payable and accrued
   liabilities  . . . . . . . . . . . . . . . . . . . . . .   (1,784)     4,847
  Increase (decrease) in deferred service fee income  . . .     (235)        90
  (Increase) decrease in premiums receivable  . . . . . . .    6,574     (8,369)
  (Increase) decrease in accrued interest income  . . . . .      174       (209)
  (Increase) decrease in reinsurance recoverables . . . . .  (11,891)     2,278
  Decrease in prepaid reinsurance premiums  . . . . . . . .    9,419        679
  Decrease in other assets  . . . . . . . . . . . . . . . .      196        183
  Decrease in funds held by reinsurance companies . . . . .      111      1,353
  Net dispositions from trading portfolio investments . . .    3,047      3,351
  Net realized investment gains . . . . . . . . . . . . . .   (1,882)      (501)
  (Gains) losses on disposal of other assets  . . . . . . .       (4)        15
                                                             -------    -------
    Net cash provided from (used by) operating activities .   (1,334)    12,972
                                                             -------    -------
CASH FLOWS FROM INVESTING ACTIVITIES:

Proceeds from investments sold or matured:
  Fixed maturities, available for sale  . . . . . . . . . .   74,262     29,059
  Equity securities, available for sale . . . . . . . . . .      573        ---
Purchase of investments:
  Fixed maturities, available for sale  . . . . . . . . . .  (67,356)   (28,003)
  Equity securities, available for sale . . . . . . . . . .   (3,021)      (363)
Payments on acquisitions  . . . . . . . . . . . . . . . . .       (6)        (3)
Purchase of software, property and equipment  . . . . . . .     (573)    (1,820)
                                                             -------    -------
  Net cash provided from (used by) investing activities . .    3,879     (1,130)
                                                             -------    -------

         (See Accompanying Notes to Consolidated Financial Statements)

                            NOBEL INSURANCE LIMITED
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     (EXPRESSED IN UNITED STATES DOLLARS)
                                  (CONTINUED)

                                                              NINE MONTHS ENDED
                                                                SEPTEMBER 30,
                                                               1997      1996
-------------------------------------------------------------------------------
                                                               (IN THOUSANDS)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable . . . . . . . . . . . . . . .       ---      6,142
Proceeds from issuance of capital shares  . . . . . . . .       393        491
Repayment of notes payable and capital lease obligation .       (93)    (2,862)
Purchase of treasury stock  . . . . . . . . . . . . . . .      (361)   (14,030)
Dividends paid to shareholders  . . . . . . . . . . . . .      (675)      (681)
                                                            -------    -------
  Net cash used by financing activities . . . . . . . . .      (736)   (10,940)
                                                            -------    -------
Net increase in cash and cash equivalents . . . . . . . .     1,809        902
Cash and cash equivalents at beginning of year  . . . . .    14,785     15,305
                                                            -------    -------
Cash and cash equivalents at end of year  . . . . . . . .   $16,594    $16,207
                                                            -------    -------
                                                            -------    -------

         (See Accompanying Notes to Consolidated Financial Statements)

                            NOBEL INSURANCE LIMITED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The Consolidated Balance Sheets at September 30, 1997, and Consolidated Statements of Income and Retained Earnings for the nine months ended September 30, 1997 and Consolidated Statements of Cash Flows for the nine months ended September 30, 1997, have not been examined by independent accountants, but, in the opinion of Nobel Insurance Limited ("Company"), all adjustments (consisting only of normal accruals) necessary for a fair presentation of the financial position and results of operations for the periods indicated have been included. At June 30, 1997 certain equity securities were transferred from available for sale portfolio to the trading portfolio. As a result of this transfer, as of September 30, 1997, unrealized investment gains of $960,000 or $.21 per share were included in current earnings.

     Statement of Financial Accounting Standards ("FAS") 115 "Disclosures About Fair Value of Financial Instruments" was adopted in 1994 and impacted the Company's financial statements as follows:

 1) Net unrealized gains (losses) of $626,000 and $265,000 from trading portfolio investments were included in 1997 nine month and third quarter earnings, respectively, compared to $(742,000) and $8,000 in the nine months and third quarter of 1996.

 2) Net unrealized gains of $1,319,000 and $551,000 from portfolio investments classified as available for sale were included in shareholders' equity at September 30, 1997 and December 31, 1996 respectively.

     The Company is a foreign corporation not, in management's opinion, engaged in a trade or business in any jurisdiction requiring the payment of taxes on income except for its United States subsidiaries (the "U.S. Group") who ultimately pay United States taxes on their income.

     The U.S. Group is domiciled in the United States and is subject to United States taxes on income. At December 31, 1996, the U.S. Group had consolidated net operating (losses) of approximately $5,767,000 which may be carried forward for U.S. Federal income tax purposes.

     FAS 109, "Accounting for Income Taxes", was adopted by the Company in 1993 on a prospective basis. The effect of income taxes on operations is presented below:

                                                 THREE MONTHS ENDED NINE MONTHS ENDED
                                                    SEPTEMBER 30,     SEPTEMBER 30,
                                                    1997    1996      1997    1996
-------------------------------------------------------------------------------------
                                                    (IN THOUSANDS)   (IN THOUSANDS)
   Net income before income taxes - consolidated . $2,219  $   477   $4,569  $4,155
   Foreign - not subject to tax. . . . . . . . . .    177    2,099      178   2,202
                                                   ------  -------   ------  ------
   U.S. - subject to tax . . . . . . . . . . . . . $2,042  $(1,622)  $4,391  $1,953
                                                   ------  -------   ------  ------
                                                   ------  -------   ------  ------

   Computed "expected" tax expense at 34%. . . . . $  693  $  (551)  $1,492  $  664

   Reduction for tax-exempt interest . . . . . . .    (59)     (86)    (113)   (260)
   Non-allowed meals and entertainment . . . . . .     19        9       28      26
   Change in deferred tax valuation allowance. . .    ---     (227)     ---    (680)
   Other items, net. . . . . . . . . . . . . . . .     (8)     682      (19)    388
                                                   ------  -------   ------  ------
   Income tax expense (benefit). . . . . . . . . . $  645  $  (173)  $1,388  $  138
                                                   ------  -------   ------  ------
                                                   ------  -------   ------  ------

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at September 30, 1997 and December 31, 1996 are presented below:

                                                     SEPTEMBER 30,  DECEMBER 31,
                                                          1997          1996
--------------------------------------------------------------------------------
                                                       (DOLLARS IN THOUSANDS)
 Deferred tax assets:
   Accounts receivable, principally due to
    allowance for doubtful accounts. . . . . . . . . .   $     49     $     49
   Claims reserves, principally due to discounting
    for tax. . . . . . . . . . . . . . . . . . . . . .      1,746        2,887
   Unearned premium adjustment . . . . . . . . . . . .      1,308          889
   Net operating loss carryforwards. . . . . . . . . .      2,641        1,853
   Other . . . . . . . . . . . . . . . . . . . . . . .        429          508
                                                         --------     --------
     Total gross deferred tax assets . . . . . . . . .      6,173        6,186
   Deferred tax liabilities:
   Deferred policy acquisition costs . . . . . . . . .     (1,006)        (238)
   Unrealized gains bonds available for sale . . . . .     (  665)        (327)
   Other . . . . . . . . . . . . . . . . . . . . . . .     (1,371)        (847)
                                                         --------     --------
     Total gross deferred tax liabilities. . . . . . .     (3,042)      (1,412)
                                                         --------     --------
       Net deferred tax balance. . . . . . . . . . . .    $ 3,131      $ 4,774
                                                         --------     --------
                                                         --------     --------

          Earnings per share was determined by dividing net income by average primary shares outstanding, which includes common and common equivalent shares outstanding attributable to outstanding stock options as follows:

                                           THREE MONTHS ENDED  NINE MONTHS ENDED
                                              SEPTEMBER 30,      SEPTEMBER 30,
                                              1997      1996      1997      1996
--------------------------------------------------------------------------------
                                              (IN THOUSANDS)      (IN THOUSANDS)

 Average common shares outstanding . . . . .  4,500     4,489     4,492    4,584
 Shares applicable to common
  stock equivalents. . . . . . . . . . . . .    134       109       122      106
                                              -----     -----     -----    -----
 Average primary shares outstanding. . . . .  4,634     4,598     4,614    4,690
                                              -----     -----     -----    -----
                                              -----     -----     -----    -----

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

     At September 30, 1997 and December 31, 1996, the Company recorded reserves for incurred but not reported and development of known claims ("IBNR") which represented the Company's best estimate of the reserve for claims and claims expense.

     The outstanding balances for casualty and other coverages reserves for incurred but not reported and development of known claims, net of reinsurance recoverables, were (in thousands):

                                            RESERVE BALANCE     INCOME EFFECT
 PERIOD ENDING                              GROSS      NET      GROSS      NET
 -------------------------------------------------------------------------------
 At September 30, 1997 . . . . . . . . . . $29,082   $12,806
 Nine months ended September 30, 1997. . . . . . . . . . . .  $(6,784)  $(7,869)
 At December 31, 1996. . . . . . . . . . . $35,866   $20,675
 At September 30, 1996 . . . . . . . . . . $32,568   $21,733
 Nine months ended September 30, 1996. . . . . . . . . . . .  $(3,459)  $  (799)

     An allowance for doubtful receivables is established when it becomes evident collection is doubtful. Allowances of $251,000 and $298,000 were established as of September 30, 1997 and December 31, 1996, respectively.

     Net income and shareholder's equity of the U.S. insurance subsidiary, as filed with regulatory authorities on the basis of statutory accounting practices, were as follows (in thousands):

                                                   STATUTORY       STATUTORY
                                                 SHAREHOLDERS'        NET
  PERIOD                                            EQUITY       INCOME (LOSS)
  ----------------------------------------------------------------------------
  At September 30, 1997. . . . . . . . . . . . . .    $38,798
  Nine months ended September 30, 1997.. . . . . . . . . . . . . . .$1,879
  At December 31, 1996 . . . . . . . . . . . . . .    $35,513
  At September 30, 1996. . . . . . . . . . . . . .    $32,930
  Nine months ended September 30, 1996 . . . . . . . . . . . . . . . . $56

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

     The collateral requirements for reinsurance ceded to the Parent Company by INA is being satisfied by a combination of letters of credit and trust balances. The settlement of all claims and claims expenses is being withdrawn from the trust account. The combined amount of letters of credit and market value of trust assets at September 30, 1997 is $14,452,000.

     The terms of the Parent Company's letter of credit facility requires collateral equal to the amount of letters of credit issued plus a negotiated market value margin for investments other than short-term investments. At September 30, 1997, the collateral consisted of short-term bank deposits and AAA-rated fixed income securities which require a 5% margin. At September 30, 1997, the Company had cash and investments of $120,702,000 of which $20,237,000 was collateralized or pledged to secure the U.S. insurers that have ceded reinsurance to the Company, and to maintain security deposits in the U.S. with various state insurance departments.

      Effective January 1, 1994, the Company adopted Financial Accounting
Standard 115.   The Company carries its investments designated as trading
portfolio investments at market value. Effective June 30, 1997, certain equity securities were transferred from available for sale portfolio to the trading portfolio. In conjunction with this transfer, as of September 30, 1997 unrealized investment gains of $960,000, or $.21 per share, were included in current earnings. Year to date as of September 30, 1997, the Company sold $4,715,000 of trading portfolio investments with a $881,000 gain realized. The Company classified its fixed income security investments, principally bonds, as available for sale, and accordingly, carries these investments at market value. The Company's investment guidelines prescribe a portfolio structure of maturities to provide adequate liquidity to settle claims liabilities. The portfolio continues to be conservatively invested in high quality securities.

     Net cash used by operating activities for the first nine months of 1997 was $(1,334,000) compared to net cash provided of $12,972,000 for the first nine months of 1996. Net cash provided from investing activities was $3,879,000 for the first nine months of 1997, as opposed to net cash (used) $(1,130,000) for the same period of 1996. Cash used by financing activities included the purchase of 30,420 shares of treasury stock for $361,000 or an average cost of $11.875, plus repayment of $93,000 in notes payable and dividends paid shareholders of $675,000, less proceeds received from exercise of stock options of $393,000 to produce net financing cash (used) of $(736,000), compared to cash (used) of $(10,940,000) for the first nine months of 1996.

     The insurance operations require capital to support premium writings. The Company believes that its insurance subsidiary may need additional capital to support planned business activities. Management has a term loan facility available of $11,462,000 to meet additional business opportunities in 1997.

RESULTS OF OPERATIONS
NINE MONTHS 1997 VERSUS NINE MONTHS 1996
----------------------------------------

     The composition of the net income for 1997 as compared to the net income for 1996 by type of operation is as follows:

                                                                 DIFFERENCE IN
                                               1997     1996    PROFITS (LOSSES)
--------------------------------------------------------------------------------
                                                   (DOLLARS IN THOUSANDS)

 Underwriting operations . . . . . . . . . . $  (367)  $(3,012)    $  2,645
 Claim adjusting operations. . . . . . . . .    (372)      359         (731)
 Corporate operations. . . . . . . . . . . .    (988)    1,598       (2,586)
 Investment and other income . . . . . . . .   6,296     5,210        1,086
 Federal income tax. . . . . . . . . . . . .  (1,388)     (138)      (1,250)
                                             -------   -------     --------
 Net after tax . . . . . . . . . . . . . . . $ 3,181   $ 4,017     $   (836)
                                             -------   -------     --------
                                             -------   -------     --------

UNDERWRITING OPERATIONS. Net written and net earned decreased by $16,467 and $18,095 respectively for the first nine months of 1997 compared to the same period of 1996. The reason for the decline is the increased use of reinsurance by the companies Commercial Casualty Division and the continued implementation of greater underwriting and pricing discipline for the specialty trucking business. Loss and Loss Expense decreased by $17,441 resulting from improved quality of net retained business. The Company wide loss ratio dropped from 69.5% in September of 1996 to 60.9% in September 1997. Underwriting Expenses and Commissions decreased by $3,300 as the corporate head count fell 51 employees and corporate cost savings programs continued. Net underwriting improved by $2,645 for the first nine months year over year as the result of these actions.

Underwriting Expense and Commissions consisting of commissions and general and administrative expenses, were 31.3% and 28% of net written premiums for the first nine months of 1997 and 1996, respectively. The following table shows the components of these expenses.

                                                                       DECREASE
                                                    1997       1996   (INCREASE)
--------------------------------------------------------------------------------
                                                 (DOLLARS IN THOUSANDS)

   Commissions, fronting, and taxes expense. . . .  $12,707   $13,073   $   366
   Ceding commission income. . . . . . . . . . . .   (8,085)   (4,639)    3,446
   General and administrative. . . . . . . . . . .    8,118     7,024    (1,094)
   Change in deferred acquisition costs. . . . . .   (2,259)   (1,677)      582
                                                    -------   -------   -------
   Underwriting Expense and Commissions. . . . . .  $10,481   $13,781   $ 3,300
                                                    -------   -------   -------
                                                    -------   -------   -------

  Commissions, fronting, and taxes expense was 37% of premiums written in 1997 compared to 26% in 1996. Ceding commission income was 32% of reinsurance purchased for the first nine months of 1997 compared to 32% for the same period of 1996. Due to the shift from Commercial Casualty to Surety, and Personal Lines with higher commissions, and increased use of Reinsurance.

  General and administrative expenses charged to operations increased by $1,094 or 15.5% and were 24% of premiums written for the first nine months of 1997 compared to 14% in the same period of 1996. Due to severance pay in 1997 and unusual credits taken in 1996.

CLAIM ADJUSTING OPERATIONS. Decreased claim adjusting fees of $4,171 and claim adjusting commissions of $2,384 resulted primarily from decreased catastrophe business activity, the general expense decreased by $1,057, which resulted in a net reduction in contributions of $731 year over year.

INVESTMENT INCOME. For the first nine months of 1997 was $1,086 higher than the same period of 1996 caused by the following; net interest and dividend income were less at September of 1997 by $(48) due to lower yield rates and lower cash flow. Investment expenses are $(247) or 33% higher in 1997 than 1996 due to the new reinsurance interest expense for American Re quota share agreement. Capital gains were favorable by $1,381 due to classifying certain equity investments as trading portfolio for $960; and the recording of more realized capital gains in 1997, $421 or 79% over 1996 three quarters.

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

Item 3.           DEFAULTS UPON SENIOR SECURITIES
                  -------------------------------

       Not applicable.

Item 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                  ---------------------------------------------------

                                  SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto

                           NOBEL INSURANCE LIMITED



/s/Jeffry K. Amsbaugh                  /s/Thomas D. Nimmo
-----------------------------------    -----------------------------------
Jeffry K. Amsbaugh                     Thomas D. Nimmo
Chief Executive Officer                Senior Vice President and Treasurer


November 13, 1997