Form 10-K
period 1997-12-31
NOBEL INSURANCE LTD
filed 1998-03-31
CIK 354392

                         SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.   20549

                                     FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997
                                         OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO COMMISSION FILE
       NUMBER:  0-10071

                              NOBEL INSURANCE LIMITED
               (Exact name of registrant as specified in its charter)

          ISLANDS OF BERMUDA                        98-0076395
   (State or other jurisdiction of      (I.R.S. Employer Identification No.)
    incorporation or organization)                     N/A
   DORCHESTER HOUSE, GROUND FLOOR                   (Zip Code)
        7 CHURCH STREET WEST
       HAMILTON, BERMUDA HM 11
(Address of principal executive offices)

         REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  441-292-7104
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

                                /X/ YES     / / NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part II of this Form 10-K or any amendment to this Form 10-K.
                                        / /
The aggregate market value of the voting stock held by nonaffiliates of the registrant on March 16, 1998 was approximately $27,215,646.

The number of capital shares of the registrant outstanding on March 16, 1998 was
                                     4,544,192.

                     DOCUMENTS INCORPORATED BY REFERENCE - NONE

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

     The Nobel U.S. Group conducts operations through one property and casualty insurance company and four other operating entities that provide various underwriting and service functions. See "Business--The Nobel U.S. Group."

     Unless otherwise indicated, the term "Nobel Reinsurers" means the Parent Company; the term "Domestic Company" shall refer to the U.S.A.-based insurer, NIC (as hereafter defined); and the terms "Company" or "Nobel" shall refer to all entities, including agency, service and management subsidiaries. All dollar references are to the U.S. dollar unless, in the context, a reference to the Canadian dollar would be more appropriate.

THE NOBEL U.S. GROUP

     The Nobel U.S. Group is structured under Nobel Holdings, Inc. ("NHI"), a Delaware corporation. The Nobel U.S. Group consists of one property and casualty insurer and four other operating entities that provide various underwriting and service functions. The insurer is:

          Nobel Insurance Company ("NIC"), a Texas company admitted in
          50 states and the District of Columbia to write all insurance lines except life insurance, with statutory surplus of $34,988,000 at December 31, 1997.

     The four other operating entities are as follows:

          (i) Nobel Managing Agents, Inc., ("NMA") a Texas corporation that provides insurance brokerage and risk management services;

          (ii) Nobel Insurance Agency, Inc., ("NIA") a Texas corporation that is the Nobel U.S. Group's commercial and personal lines recording agency;

          (iii) Nobel Service Corporation, ("NSC") a Delaware corporation formed in 1993 to provide paymaster and disbursement services for the Nobel U.S. Group; and

          (iv) IAS Claim Services, Inc. ("IAS"), a Delaware corporation formed in 1994 to conduct the business of the claim adjusting service division.

     On December 19, 1997 Nobel Insurance Limited entered into a Stock Purchase Agreement (the "Stock Purchase Agreement") to sell its United States assets, consisting of the stock of its indirect wholly-owned subsidiaries (including Nobel Insurance Company), which is held by Nobel Holdings, Inc., to a wholly owned subsidiary of RenaissanceRe Holdings, Ltd.
("RenaissanceRe"), for approximately $54.1 million in cash.

     Following consummation of the sale, the Company expects to liquidate Nobel Holdings, Inc., its non-operating U.S. holding company, and to begin the process of liquidating the Company. Ultimately, the Company expects to distribute cash proceeds to its shareholders equal to approximately $14 per share, representing approximately $63 million in the aggregate, although there can be no assurance as to the amount or timing of such distribution. RenaissanceRe has agreed to make a limited recourse participating loan to the Company of approximately $8.9 million to facilitate the liquidation process, which will be governed by Bermuda law. The remaining assets, if any, after payment of the liquidating distribution will be used to repay the loan from, and make a participating payment to, RenaissanceRe.

     Consummation of the sale and liquidation is subject to various consents and approvals, including approval by the Company's shareholders and required regulatory approvals.

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

     Policy limits are usually $1,000,000 for primary coverages and $4,000,000 for excess coverages. Primary and excess coverages for the explosives, specialized haulers and propane programs are written by NIC. Until October 1993, the explosives programs primary coverages, which were the Company's principal source of premium revenue prior to 1991, were assumed as reinsurance by the Parent Company from Insurance Company of North America, a subsidiary of CIGNA Corporation ("INA").

     Reinsurance arrangements are utilized to limit maximum loss, provide greater diversification of risk and minimize exposures on large or hazardous risks. The Company purchased treaty reinsurance for limits $9,500,000 excess of $500,000 per occurrence. The reinsurance program was placed effective July 1, 1994 in equal shares with American Re-Insurance Company ("AmRe"), and Employers Reinsurance Corporation. The reinsurance program was remarketed to $9,750,000 excess of $250,000 effective August 1, 1997, with 50% with
AmRe, 35% with Zurich Re (North America), Inc. ("Zurich Re") and 15% with Kemper

Reinsurance Company. The Company purchased 80% quota share on subject unearned premium reserves at December 31, 1996, from AmRe. On January 22, 1997, the Company purchased facultative reinsurance for 12 of its largest inforce specialized haulers accounts, for $500,000 excess of $500,000 from Winterthur Reinsurance Corporation of America (for commercial auto liability only). On April 1, 1997 the Company purchased 75% quota share reinsurance, for commercial auto liability for specialized haulers accounts produced by 4 large agents from Zurich Re. The Company markets its insurance products and services to customers predominantly through independent insurance agents.
The specialized haulers program was initiated in 1991 as a start-up and the propane program commenced in 1992 following the acquisition of LPG Insurance. See "Business--LP-Gas Program."

     In 1995, the Parent Company began writing aviation business through a Dallas, Texas-based managing general agent ("MGA"). The program is 100% reinsured by Employers Reinsurance Company, and NIC retains a fee for its services.

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

     Since inception of the Parent Company's business in 1979, INA reinsured with one or more of the Nobel Reinsurers risks relating to insureds in the explosives industry. The Nobel Reinsurers historically reinsured 100% of the primary policy limits of casualty risks underwritten by INA.

     In exchange for this reinsurance, INA ceded to the Nobel Reinsurers the gross premiums received for risks reinsured less service fees. The Nobel Reinsurers were charged service fees by INA based on a fixed percentage of premiums plus a charge for any insurance risk retained by INA. These service fees compensated INA for issuing and servicing the policies of insurance and for retaining liability above certain limits. The Nobel Reinsurers maintain an escrow fund and trust fund with INA in an amount equal to or greater than the total of the outstanding liabilities, including reserves for claims incurred but not reported ("IBNR") and unearned permiums.

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

     Effective October 1, 1993, NIC assumed the insurance run-off liabilities from LPGRRG in consideration of a reinsurance premium in equal amount. Effective December 1, 1993, LPGRRG was dissolved.

PERSONAL LINES PROGRAM

     The Company, through NIC, writes a Personal Lines Program comprised of homeowners and fire policies covering homes valued up to $140,000 but which is predominated by lower value dwellings ("LVD Program"). NIC is a leading provider of low-value dwelling insurance in South Carolina. NIC expanded the LVD Program to North Carolina in 1991, Tennessee in 1992, Georgia in 1993, Alabama in 1994, Kentucky in 1995 and Indiana in 1997 and is currently working to promote its products in Mississippi, Ohio, Illinois and other Midwestern states. During the period January 1, 1997 through December 31, 1997, the company ceded 50% of subject premiums and claims on a quota-share basis and purchased a $27.5 million excess of $2.5 million catastrophe excess of loss cover filling 50% at all five layers. The quota share treaty was fully placed with Constitution Reinsurance (65%), and SCOR Reinsurance (35%). The Catastrophe Excess of Loss Treaty was placed with RenaissanceRe (50%) and CAT Limited (50%) participation on all layers. Effective January 1, 1998, the company has remarketed the reinsurance program to cede 25% of the premiums on a quota share basis, and purchased $27.5 million excess of $2.5 million catastrophe excess of loss cover for 75% of all five layers. The 25% quota share treaty is placed with Constitution Reinsurance (50%) and with SCOR Reinsurance (50%). The Catastrophe Excess of Loss Treaty is placed with RenaissanceRe (66.7%) and with CAT Limited (33.3%).

NONSTANDARD PERSONAL AUTO

     In 1995, NIC began writing nonstandard personal auto policies in Georgia through a Memphis, Tennessee-based MGA. The underwriting is done by the MGA and claims were adjusted by NIC personnel through February 28, 1997. Effective March 1, 1997 claims are adjusted by the MGA. Effective August 1, 1997 this business is 100% reinsured with Everest Reinsurance Company.

SPECIALTY LINES PROGRAMS

SURETY BONDS. This program, originally written through a general agent in NIC, started in 1991 and initially consisted primarily of performance and payment bonds guaranteed by the Small Business Administration ("SBA"), and miscellaneous bonds, such as tax, license and permit bonds. In March 1992, a specialty standard program was started for contractors who did not qualify for SBA guaranteed bonds. The surety bond program is currently written through independent agents and claims are supervised by the Company's claims department. Effective January 1995, Nobel purchased the Atlanta,
Georgia-based surety underwriting operation assets from the general agent to establish NIC's surety division. The Company implemented an excess of loss reinsurance program for its standard surety business effective October 1, 1995. From January 1, 1997 through December 31, 1997, the Company renewed its excess of loss cover to provide $5.8 million excess of $0.2 million per principal, which is reinsured with Transatlantic Re (50.0%), Gerling Global Reinsurance Corporation of America (15%), Hartford Fire Insurance Company (7.5%), Sorema NA Reinsurance (7.5%) and SCOR Reinsurance (20%). NIC remarketed the reinsurance program for January 1, 1998 through December 31, 1998, to purchase $7.25 million excess of $0.25 million per principal, with reinsurance provided by Transatlantic Reinsurance (52.5%), Chartwell Reinsurance (15%), Hartford Fire (15%), and Gerling Global Reinsurance (17.5%).

BANK BONDS. This program, written through the Domestic Companies, was started in 1986 to insure small banks with assets less than $100 million that were having difficulty obtaining coverage through the standard market. In consideration of the increased risk volatility resulting from lower premium levels, the Company canceled the program effective March 1993. As of December 31, 1997, all reported claims have been closed.

AUTOMOBILE EXTENDED WARRANTIES. Under this program, which is administered by First Extended Service Corporation ("First Extended"), NIC insures the responsibilities of automobile dealerships in the event the dealerships are unable to perform their obligations under extended warranty contracts with automobile purchasers. FFG Insurance Company ("FFG"), a Texas insurer, reinsures 100% of the risk on the policies issued by NIC. All known reinsurance obligations are kept fully collateralized by FFG. First Extended provides all of the servicing of policies issued by NIC, including collection of premiums and all claims handling. NIC retains a fee for its service in issuing the policies. Over time, FFG has become the insurer for the program as it was licensed in the various states and in 1997, 1996 and 1995 written premium for this program in NIC were insignificant. The Company discontinued the program in December 1997.

BAIL BOND.   In 1996 the Company began writing bail bond insurance through four General Agents and continued to write bail bonds in 1997. The Company is indemnified through collateral provided to the producing and General Agent and as such retains all business written.

CLAIM ADJUSTING SERVICE BUSINESS

     Effective October 31, 1992, NHI acquired two affiliated Dallas, Texas-based claim adjusting businesses. IAS offers a broad range of routine and custom claims services tailored to the insurance carrier's specifications. CAT Crew is a highly specialized team of professionals developed to appraise and adjust unique catastrophic events on a nationwide basis. The claim adjusting service businesses provide a revenue source with predictable costs which counterbalances the risk exposure of the LVD Program to catastrophic events.

REINSURANCE COMPANIES

     As of December 31, 1992, all reinsurance operations were consolidated in the Parent Company. The reinsurance agreements between INA and the Parent Company were terminated on a run-off basis in 1993. The Parent Company was principally engaged in providing reinsurance of risks for businesses engaged in the transportation, distribution, manufacture and use of explosives, although the Parent Company had also provided reinsurance for other risks in other industries.

COLLATERAL REQUIREMENT FOR ASSUMED REINSURANCE

     In July 1988, the Parent Company and INA established an alternative collateral arrangement whereby the net reinsurance settlements were deposited into a trust account. The cash balances and related investment income accumulated in the trust account is an amount equal to or greater than the ceded reserves for unpaid claims, including IBNR plus unearned premiums. Commencing in July 1989, the settlement of all claims and claims expenses for prior reinsurance agreement periods was withdrawn from the trust account or deducted from the net reinsurance settlements into the trust account. The fair value of the investments in the trust account at December 31, 1997 was $9,606,000. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

LINES OF INSURANCE UNDERWRITTEN

     The following table shows the percentage of net premiums earned by line of insurance underwritten or reinsured by the Company for the years indicated.


YEARS ENDED DECEMBER 31,                                     1997      1996      1995      1994      1993
----------------------------------------------------------------------------------------------------------
Lines of Business:
     Automobile liability & physical damage. . . .           31.8%     56.4%     63.0%     58.2%     48.1%
     Fidelity and surety . . . . . . . . . . . . .           36.4      21.9      16.1      15.9      12.5
     Liability other than automobile . . . . . . .            8.9       6.9      13.6      15.5      17.6
     Property and other. . . . . . . . . . . . . .           22.0      12.9       6.9       6.0      13.3
     Excess liability. . . . . . . . . . . . . . .             .9       1.7       0.4       3.8       5.4
     Workers' compensation . . . . . . . . . . . .            ---        .2       ---       0.6       3.1
                                                            -----     -----     -----     -----     -----
                                                            100.0%    100.0%    100.0%    100.0%    100.0%
                                                            -----     -----     -----     -----     -----
                                                            -----     -----     -----     -----     -----

PREMIUMS TO CAPITAL AND SURPLUS RATIO

     The following table shows, for the years indicated, the Company's ratio of net premiums written to capital and surplus on a GAAP basis.


YEARS ENDED AND AT DECEMBER 31,                             1997      1996      1995      1994      1993
---------------------------------------------------------------------------------------------------------
     Net premiums written ($000) . . . . . . . . .        $42,485   $43,195   $47,594   $40,502   $28,468
     Total capital ($000). . . . . . . . . . . . .        $55,617   $53,187   $64,908   $56,548   $54,479
     Ratio . . . . . . . . . . . . . . . . . . . .       0.8 to 1  0.8 to 1  0.7 to 1  0.7 to 1  0.5 TO 1

     Bermuda insurance regulations include provisions requiring a minimum solvency margin (or asset margin over liabilities) calculated as the greater of 20% of net premiums written up to $6,000,000, plus 15% of net written premiums in excess of $6,000,000 or 15% of net reserves for claims and claims expense. The minimum statutory margin requirement is $1,000,000 at December 31, 1997. Insurers generally limit the ratio of net premiums written to statutory capital to less than 3.0 to 1.

     The Company has calculated the impact of the risk based capital requirements adopted by the National Association of Insurance Commissioners. The risk based capital formula requires an insurer to compute the amount of capital necessary to support specified elements of risk. The Company has computed its risk based capital authorized control level to be $6,687,000. NIC had statutory surplus of $34,988,000 at December 31, 1997.

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

     Since 1989, the Company implemented strategies to reduce the amount of underwriting risk and refine the claims data available for actuarial analysis for its casualty coverages, and has endeavored to maintain a conservative reserving philosophy in light of available claims information to avoid recurrence of the adverse reserve development experienced prior to 1989.

     From 1989 through 1993, case reserves for policies written by the Company were established by the Company's claims adjusters. The largest portion of the case reserves, however, were from the explosives business written by INA and assumed by the Company. These reserves were initially established by INA claims adjusters and then increased supplementally by the Company's claims adjusters based upon a review of the INA determinations.
The primary source of the reserve redundancies for this period relate to the assumed explosives business as a result of an over-reaction by the various claims adjusters to reserve deficiencies for this business during the mid-1980s. These redundancies also led to an overstatement of the indicated IBNR, which was projected using generally accepted actuarial procedures, including the Reported Triangle Method. This method tended to overstate IBNR because case reserves were strengthened for the more recent accident years. The assumed explosives business went into runoff in 1993 when the reinsurance agreement between INA and the Company terminated.

     The Company began building an internal claims staff in 1991 for its direct commercial casualty business. The development of a competent and professional staff of claims adjusters enabled the Company to improve its reserve analysis.

     In 1995, the Company hired its first in-house actuary and began detailed actuarial reviews of its loss reserves on a quarterly basis. The in-house actuary began to calculate IBNR reserves on a more systematic basis using five generally accepted actuarial techniques: Reported Triangle Method; Paid Triangle Method; Expected Loss Ratio Method; Bornhuetter-Ferguson Paid; and Reported Method. The Company also initiated studies to analyze the impact of large losses, changes in reinsurance, a shift toward higher deductibles, changes in classes of business written, changes in case reserve adequacy and changes in claim settlement rates and their impact on the IBNR calculations.

     In 1995, there was a slight net reserve deficiency for the Company, and the Company strengthened reserves. In 1996, the Company again experienced favorable reserve development. In 1997 the Company experienced adverse reserve development. At December 31, 1997, the Company has recorded reserves for incurred but not reported ("IBNR") and development of known claims which represents the Company's best estimate of the reserve for claims and claims expense.

     Generally, workers' compensation reserves are estimated based on the same factors as other kinds of claims with actuarial input, which may include, where state law permits, inflation adjustments for rising benefits over time. Claims expenses and development include claims in the workers' compensation line with long-term fixed, periodic payment patterns. In establishing the reserves for such workers' compensation claims, beginning in 1986, the Company discounted the liability reserves with respect to these claims for mortality and for interest at the rate of 7.2% from 1988 to 1989 and 3.5% from 1990 to 1997. As a result of this discount procedure, the reserves at December 31, 1993, 1994, 1995, 1996 and 1997 for unpaid claims and claims expenses, were reduced by $995,000; $941,000; $844,000; $707,000; and $595,000, respectively.

     The following table shows the provision for claims and claims expenses including unallocated, net of reinsurance recoverable, at the end of each year as recorded in the Consolidated Balance Sheets of the Company, including the reserve for incurred but not reported claims. The estimate changes as more information becomes known about the frequency and severity of claims for individual years. Changes in subsequent years from original claim estimates are reflected in the year in which the adjustment to the claim is determined.


                                                YEARS ENDED DECEMBER 31,
                1997      1996      1995      1994      1993      1992      1991      1990      1989      1988      1987
-------------------------------------------------------------------------------------------------------------------------
                                                 (DOLLARS IN THOUSANDS)
  Reserve for claims
    and claims
    expenses:
     Gross   $82,948   $88,397   $81,675   $64,297   $64,335   $68,521   $76,450   $84,368   $93,310   $80,954   $47,675
     Ceded    33,986    22,262    19,205    12,846     8,727     7,139     3,496     2,033       656     1,107     4,131
              ------    ------   -------    ------    ------    ------    ------    ------    ------    ------    ------
     Net      48,962   $66,135   $62,470   $51,451   $55,608   $61,382   $72,954   $82,335   $92,654   $79,847   $43,544

  Reserves re-estimated  as of:
  1 year later             103%       98%      103%       84%       89%       79%       94%       99%       88%       128%
  2 years later                       96%      101%       83%       73%       69%       75%       93%       90%       110%
  3 years later                                 98%       77%       71%       56%       68%       80%       83%       115%
  4 years later                                           73%       66%       55%       58%       75%       79%       111%
  5 years later                                                     63%       51%       58%       67%       73%       109%
  6 years later                                                               49%       55%       67%       67%       107%
  7 years later                                                                         53%       64%       68%       102%
  8 years later                                                                                   63%       64%       104%
  9 years later                                                                                             63%       100%
  10 years later                                                                                                       99%


  Redundancy (deficiency):
  Percent                   (3%)       4%        2%       27%       37%       51%       47%       37%       37%        1%
  Amount                 (2,176)     2,480       846    14,860    22,448    37,266    38,689    34,224    29,314       530

  Percent Paid (cumulative) as of:
  1 year later              50%       37%       23%       23%       21%       23%       21%       29%       25%       35%
  2 years later                       65%       52%       37%       33%       33%       34%       40%       38%       56%
  3 years later                                 73%       51%       38%       40%       41%       49%       48%       72%
  4 years later                                           57%       44%       43%       46%       54%       55%       82%
  5 years later                                                     46%       46%       47%       57%       58%       88%
  6 years later                                                               47%       49%       58%       60%       91%
  7 years later                                                                         50%       60%       61%       92%
  8 years later                                                                                   60%       62%       93%
  9 years later                                                                                             63%       95%
  10 years later                                                                                                      96%

     The upper section of the table shows re-estimates in later years of incurred claims as a percentage of the original estimate for the years indicated and the cumulative redundancy (deficiency) amount as of December
31, 1997. A redundancy means that the original estimate was high; a deficiency means that the latest estimate is higher than the original estimate. The lower section of the table shows by year the cumulative percentage paid on actual claims incurred that are included in the original estimate.

     The reserve redundancy experienced from 1987 to 1995 reflects the analysis of more consistent historical data as well as a further period of claims experience for casualty coverages. The reserve redundancy recorded in 1989 also included $2,200,000 relating to excess liability coverages excess of $1,000,000 primary policy limits resulting from adjustment of the IBNR provision to provide for probable reserve development on two claims events. The reserve redundancy recorded in 1990 was net of $1,174,000 deficiency from the LVD Program for late reported claims from the Hurricane Hugo catastrophe. Additionally, in 1990, the Company provided a reserve of $1,000,000 for unallocated administrative claims adjusting expenses.

     The reserve redundancy of $15,610,000 recorded in 1992 included $16,157,000 redundancy in reinsurance assumed casualty reserves offset by $547,000 deficiency primarily from reserve strengthening in other programs. The reserve redundancy of $6,992,000 recorded in 1993 reflected $5,955,000 redundancy in reinsurance assumed casualty reserves and $1,037,000 redundancy in other reserves. Major sources of the net redundancy adjustment in other reserves were a reduction of unallocated expense reserves of $1,096,000, redundant reserves related to excess liability coverages insured prior to July 1989 of $1,021,000, offset by reserve strengthening for the run-off of purchased LPGRRG insurance business for $1,111,000. The reserve redundancy of $8,900,000 recorded in 1994 included $8,319,000 redundancy in reinsurance assumed casualty reserves and $684,000 deficiency from reserves assumed with the LPG Insurance acquisition, with the balance accounted for by reduction of unallocated expense reserves and IBNR reserves for other discontinued insurance programs. The reserve deficiency in 1995 of $1,700,000 included deficiencies of $3,300,000 for commercial casualty and $1,200,000 for surety. This was partially offset by redundancies of $600,000 for reinsurance assumed casualty reserves; $300,000 for LPGRRG Insurance; $800,000 redundancy for Fidelity Bank Bond business; $100,000 for Personal Lines business; and a general reserve takedown of $1,000,000. The reserve redundancy in 1996 of $1,089,000 included a deficiency of $4,193,000 for commercial casualty offset by redundancies of $498,000 for fidelity and surety; $23,000 for personal lines; $1,405,000 for the LPGRRG runoff, and $2,356,000 for reinsurance assumed casualty reserves. In addition, a $1,000,000 general reserve was released in 1996. The reserve deficiency in 1997 of $2,176,000 included a deficiency of $2,404,000 for commercial casualty and $2,639,000 for surety, partially offset by redundancies for unallocated loss adjustment expenses of $787,000 and reinsurance assumed casualty reserves of $1,918,000. The remaining slight deficiencies for LPGRRG runoff and personal auto, offset by slight redundancies for personal lines and other businesses comprised the remaining redundancy of $162,000.

     The payment patterns in the lower section of the table are impacted to varying degrees for comparison between years by the relative redundancy or deficiency of the reserves for unpaid claims at each year end. The first year payments as a percentage of the reserves as re-estimated at December 31, 1997, 1987--45%, 1988--35%, 1989--46%, 1990--37%, 1991--37%, 1992--29%,
1993--26%, 1994--24%, 1995--38%, and 1996 - 50%.  The restated first year payment pattern beginning in 1985 was affected by the addition of and growth in the group medical coverages (discontinued in 1989), property coverages, and fidelity and surety coverages, which have short claims development periods, and beginning in 1992, by the growth of casualty coverages which have longer claims development periods.

     The following table reconciles claims and claims expenses to year-end reserves, net of reinsurance recoverable, by adding claims recorded in the current year to the balance at the beginning of the year and deducting payments made during the year.


YEARS ENDED DECEMBER 31,                                   1997       1996      1995
-------------------------------------------------------------------------------------
                                                             (DOLLARS IN THOUSANDS)

     Balance at January 1. . . . . . . . . . . . .        $88,397  $ 81,675  $ 64,297
     Less reinsurance recoverables . . . . . . . .         22,262    19,205    12,846
                                                           ------    ------    ------
     Net balance at January 1. . . . . . . . . . .         66,135    62,470    51,451
                                                           ------    ------    ------

     Incurred related to:
       Current year. . . . . . . . . . . . . . . .         22,429    43,286    30,002
       Prior years. . . . . . . . . . . . . . . .           2,176    (1,089)    1,700
                                                           ------    ------    ------
                                                           24,605    42,197    31,702
                                                           ------    ------    ------
     Paid related to:
       Current year. . . . . . . . . . . . . . . .          8,405    15,635     8,788
       Prior years . . . . . . . . . . . . . . . .         33,373    22,897    11,895
                                                           ------    ------    ------
                                                           41,778    38,532    20,683
                                                           ------    ------    ------

     Net balance at December 31. . . . . . . . . .         48,962    66,135    62,470
     Plus reinsurance recoverables . . . . . . . .         33,986    22,262    19,205
                                                           ------    ------    ------
       Balance at December 31. . . . . . . . . . .       $ 82,948  $ 88,397  $ 81,675
                                                           ------    ------    ------
                                                           ------    ------    ------


CLAIMS AND EXPENSE RATIOS

     The combined claims and expense ratio is the traditional measure of underwriting experience for property and casualty insurance companies. It is the combination of the ratios of (i) incurred claims and claims expenses to net premiums earned ("claims ratio") and (ii) policy acquisition costs and other insurance related operating expenses on a Generally Accepted Accounting Principles ("GAAP") basis to net premiums earned ("underwriting expense ratio").

     The following table shows the underwriting experience of the Company for the years indicated, by line of insurance written. Adjustments to reserves that are made in subsequent years are reflected in the year of adjustment. Two claims ratios are shown--F.Y. is the financial year and A.Y. is the accident year claims and loss adjustment expense. Underwriting expenses are not allocated by line.



Years Ended December 31,                                    1997        1996        1995         1994        1993
--------------------------------------------------------------------------------------------------------------------
                                                                           (DOLLARS IN THOUSANDS)
Auto liability and physical damage:
Net premiums earned. . . . . . . . . . . . . . . .          $11,392      $31,187     $27,260      $20,277     $12,636
Claims ratio   FY/AY . . . . . . . . . . . . . . .         104%/87%    93% / 93%   83% / 74%    66% / 71%   56% / 68%
Fidelity and surety:
Net premiums earned. . . . . . . . . . . . . . . .          $13,059      $12,130      $6,944       $5,542     $ 3,288
Claims ratio   FY/AY . . . . . . . . . . . . . . .          76%/42%    33% / 33%   60% / 55%    43% / 42%   34% / 24%
Liability other than automobile:
Net premiums earned. . . . . . . . . . . . . . . .          $ 3,203       $3,834      $5,856       $5,414      $4,618
Claims ratio   FY/AY . . . . . . . . . . . . . . .        (19%)/96%    97% / 89%   65% / 64%  (30%) / 74%   30% / 93%
Property and other:
Net premiums earned. . . . . . . . . . . . . . . .          $ 7,882       $7,168      $2,984       $2,086      $3,504
Claims ratio   FY/AY . . . . . . . . . . . . . . .          35%/51%    72% / 82%   82% / 58%    41% / 57%   47% / 58%
Excess liability:
Net premiums earned. . . . . . . . . . . . . . . .         $    328         $958        $154       $1,316      $1,411
Claims ratio   FY/AY . . . . . . . . . . . . . . .          305%/0%    97% / 89%  14% / 268%  (18%) / 40% (133%) /20%
Workers' compensation:
Net premiums earned. . . . . . . . . . . . . . . .         $   ---          $124        $---         $186        $839
Claims ratio   FY/AY . . . . . . . . . . . . . . .              N/A  (388%) / 0%         N/A  (584%) /17%    15% /54%
Total:
Net premiums earned. . . . . . . . . . . . . . . .          $35,865      $55,401     $43,198      $34,821     $26,296
Claims ratio   FY/AY . . . . . . . . . . . . . . .          69%/63%    76% / 78%   73% / 69%    39% / 65%   36% / 63%
Underwriting expense ratio . . . . . . . . . . . .              37%          29%         27%          28%         42%
GAAP Combined claims
     and expense ratio . . . . . . . . . . . . . .        106%/100%  105% / 107%  100% / 96%    67% / 93%  78% / 105%
                                                          ---------  -----------  ----------    ---------  ----------

     The comparability of the financial year claims ratios is impacted by the adjustments to claims reserve estimates for prior accident years recorded in the financial year. The comparability of the accident year claims ratios is impacted by the adjustments to claims reserve estimates for the accident year recorded in subsequent financial years. See "Business--Reserves" for a discussion of reserve development. The excess liability reserve development redundancy in 1993 included $1,021,000, relating to coverages excess of $1 million insured prior to July 1989. The fidelity and surety reserve development deficiency in 1993 related primarily to the specialty lines bank bonds program. The property and other claims in 1993 through 1996 were impacted by catastrophic losses incurred in the LVD Program from the March 1993 winter storm and Hurricane Fran in September 1996. The auto reserve deficiency in 1997 was primarily attributable to large loss emergence in the specialty haulers class of business for accident years 1994 through 1996.
The surety reserve deficiency in 1997 resulted from large loss emergence in the standard contractors business for accident year 1996. Reserve redundancies emerged in 1997 for liability other than auto and property and other.

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

     The Company engages professional fixed income managers to provide investment advisory services. At December 31, 1997, the fair value of fixed income investments under management was approximately $95,800,000. The Company engaged Kayne Anderson Investment Management, Inc. ("Kayne Anderson") and Luther King - Capital Management ("Luther King") to manage its trading portfolio under more aggressive guidelines with investment emphasis on time-frame situations.
At December 31, 1997, the fair value of investments in the Company's trading portfolio was approximately $2,960,000. The remaining fixed income investments are either short-term and managed by the Company or are on deposit with various state insurance departments. The investment guidelines adopted by the Company establish that the primary objective of the portfolio is to preserve principal and provide liquidity. The Parent Company's investment guidelines prescribe a portfolio structure of maturities to provide adequate liquidity to settle claims liabilities as they come due.

     The Company's investment portfolio consists primarily of money market securities (14.6%), United States government securities (7.4%), United States government guaranteed mortgage-backed securities (24.8%), Corporate Securities (48.0%), and the remaining 5.2% equity securities and U.S. Bank Certificates of Deposit.

     At December 31, 1997, investments with a fair value of $15,779,000 were collateralized or pledged to secure the U.S. insurers that have ceded reinsurance to the Parent Company, and to maintain security deposits in the U.S. with various state insurance departments for the Domestic Companies.

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

EMPLOYEES

     The Nobel U.S. Group has 254 employees. The administration of the Parent Company in Bermuda is performed by an insurance management company for a fee.

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

TAXATION

FOREIGN TAXES. Under Bermuda law, the Parent Company is not obligated to pay any taxes in Bermuda based upon income or gains. The Parent Company has received an exemption from the Ministry of Finance in Bermuda from any Bermuda taxes which might be imposed on profits, income or any capital asset, gain or appreciation, until the year 2016.

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

     Under Section 953(c) of the Code, if 20% or more of the value or voting power of all classes of stock of any foreign company is owned by persons who are, or who are related to, persons who are insureds, directly or indirectly, under any policy of insurance or reinsurance issued by such foreign company, or a related person, and 20% or more of the company's insurance income for any taxable year is insurance income attributable to policies of insurance or reinsurance with respect to which the person directly or indirectly insured is a United States person owning stock in the company, or a related person, then such related party insurance income will be taxed annually to United States persons owning stock in the foreign company (regardless of whether they are "United States Shareholders" as defined above) whether or not this income is distributed. Although the Parent Company's capital shares are publicly traded and widely held, the Parent Company believes that substantially less than 20% of the value or voting power of its capital shares is presently owned by persons who are, or who are related to, persons who are insureds, directly or indirectly, under any policy of insurance or reinsurance issued by the Parent Company. The Parent Company will continue to monitor these ratios carefully and will attempt to ensure that no related party insurance income is taxable to its shareholders under Code Section 953(c), although there can be no assurances that this will not occur.

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

UNITED STATES INCOME TAXATION OF THE PARENT COMPANY. The Parent Company neither maintains offices nor owns any tangible property in the United States, although the Nobel U.S. Group, which is subject to United States tax, does. The Parent Company endeavors to conduct its business from Bermuda and not within the United States. However, since neither the Internal Revenue Code, court decisions or regulations definitively describe activities that constitute being engaged in a trade or business in the United States, there can be no assurance that the Internal Revenue Service will not successfully contend that the Parent Company is engaged in a trade or business in the United States, either through the Nobel U.S. Group's activities or otherwise on the basis that the Parent Company's subsidiaries, consultants and affiliates or their shareholders, employees, officers or directors are agents of the Parent Company. If the Parent Company is deemed to be so engaged, it will be subject to United States income tax on its income which is effectively connected with the conduct of that trade or business. Such income tax, if imposed, would be computed on the effectively connected income in a manner comparable to the computation of income of a domestic insurance corporation, except that (i) the Parent Company may be subject to an additional "branch profits tax" on deemed dividend equivalents and interest payments, and (ii) the Parent Company's applicable deductions and credits would be allowed only if it timely files a United States income tax return or protective return. The Parent Company filed a protective return for 1996 and anticipates filing a protective return for 1997. A penalty of up to 25% of the tax due may be assessed for failure to file a return.

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

     Prior to April 1, 1990, the Nobel U.S. Group's domestic insurance companies, admitted to write property and casualty coverages, reinsured with the Nobel Reinsurers a substantial amount of the risks underwritten by such companies. The Internal Revenue Service may challenge the deductibility by such domestic insurance companies, for United States income tax purposes, of all premiums paid to the Nobel Reinsurers on risks reinsured by them and, if such a challenge is successful, may increase the United States income tax liability of such domestic insurance companies. The Internal Revenue Service in Revenue Ruling 77-316, has taken the position that where a United States parent corporation and its domestic subsidiaries insure their risks with an offshore subsidiary, the premiums paid to the offshore corporation are not deductible by the United States corporations and, if paid by the United States subsidiaries, are constructive distributions to the United States parent. Certain court cases have supported the Internal Revenue Service position that premiums paid by a parent to its subsidiary are not deductible. The Internal Revenue Service might argue that premiums paid to the Nobel Reinsurers should not be deductible and that instead, to the extent of each such domestic insurance company's earnings and profits, they should be characterized as dividends subject to a United States 30% withholding tax.
If the Internal Revenue Service were to contend successfully that a portion of the premium paid by such domestic insurance companies to the Nobel Reinsurers exceeded an arm's length premium, such excess amount would probably be characterized as a distribution by such domestic insurance companies to the Nobel Reinsurers, with the result that such domestic insurance companies would not be permitted a deduction, and the Nobel Reinsurers would be subject to a 30% withholding tax, with respect to such excess amount.

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

UNITED STATES INCOME TAXATION OF THE U.S. GROUP. The Nobel U.S. Group is domiciled in the United States and is subject to United States taxes on income; however, no significant liability has been incurred to date. At December 31, 1997, the Nobel U.S. Group had consolidated net operating losses of approximately $8,160,000 which may be carried forward for U.S. federal income tax purposes. Such loss carryforwards expire beginning in 2004.

ITEM 2.   PROPERTIES

     The Nobel U.S. Group purchased a 39,000 square foot building at 8001 LBJ Freeway, Dallas, Texas in 1995 of which 29,000 square feet is occupied by the corporate and commercial lines insurance operations. This property is subject to a lien in favor of Chase Bank of Texas National Association currently in the amount of approximately $954,000. Approximately 10,000 square feet of this building is leased to unrelated tenants.

     The Nobel U.S. Group owns a 24,000 square foot building at 6923 North Trenholm Road, Columbia, South Carolina of which 22,300 square feet is occupied by the personal lines insurance operation. Approximately 1,700 square feet of the building is leased to unrelated tenants.

     IAS, the claim adjusting operation, leases and occupies approximately 9,423 square feet of office space for their home office and Dallas-based service operation at 1485 Richardson Drive, Richardson, Texas. IAS leases office space for their branch offices located in various cities in the U.S..

     NIC leases and occupies 7,158 square feet of office space for the surety underwriting facility located at 2296 Henderson Mill Road, Atlanta, Georgia.

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

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

     The Parent Company's capital shares were first publicly traded in November 1981. The Parent Company's capital shares are traded in the over-the-counter market and are currently listed on The Nasdaq Stock Market's National Market ("NASDAQ") under the trading symbol "NOBLF."

     At March 16, 1998, the Parent Company had approximately 2,000 shareholders, of which approximately 260 were shareholders of record.

     The following table represents the high and low closing sales prices of the capital shares as reported by NASDAQ for the periods indicated.

                           1996                           1997
                      HIGH       LOW                 HIGH      LOW
                      ---------------------------------------------
   1st Quarter        $12  3/4   $11 1/4             $13 7/8   $11 7/8
   2nd Quarter        $11  3/4   $10 7/8             $15 1/4   $12 1/8
   3rd Quarter        $12  3/4      $11              $15 1/8   $14 1/8
   4th Quarter        $12  5/8   $11 1/4             $14 7/8   $12 1/2

     The Parent Company declared quarterly cash dividends of $ .05 per share in 1997 and paid an aggregate of $900,000 as cash dividends, or $ .20 per share. The Parent Company previously declared quarterly cash dividends on its capital shares prior to 1989. On March 22, 1989, because of the fourth quarter 1988 loss, the Parent Company's Board of Directors suspended the quarterly cash dividend. The reinstatement of a quarterly cash dividend policy in May 1994 reflected the positive operating results and financial condition of the Company. As a result of the Stock Purchase Agreement to sell the United States assets to RenaissanceRe, the payment of dividends has been
suspended.   Under Bermuda law, the Parent Company has accumulated earnings to pay dividends as of December 31, 1997 of $37,485,000 after adjustment for prior stock dividend transfers to contributed surplus in the amount of $5,934,000. See Note 8 of the Notes to Consolidated Financial Statements.

     There are no limitations under the Parent Company's Memorandum of Association on the right of non-Bermudian citizens or residents to hold or vote Parent Company securities. However, under the Exchange Control Act 1972 of Bermuda and regulations made thereunder, Bermuda residents may not acquire shares in the Parent Company without having first obtained the permission of the Authority. The Authority has imposed restrictions on persons seeking to acquire beneficial ownership of 10% or more of the Parent Company's outstanding shares, or to increase their beneficial ownership above 10%. Such persons must first obtain the approval of the Board of Directors of the Parent Company and the approval of the Authority. See "Business--Taxation."

ITEM 6.   SELECTED FINANCIAL DATA

     The selected consolidated financial data presented below for, and as of the end of each of the years ended December 31, have been derived from the consolidated financial statements of the Company which have been audited by KPMG Peat Marwick, independent certified public accountants. The consolidated balance sheets as of December 31, 1997 and 1996, and the consolidated statements of operations, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 1997, and the report thereon are included elsewhere in this document. The information presented below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," consolidated financial statements and the notes thereto, and the other financial information included herein. The Parent Company's records are maintained in United States dollars, and all amounts set forth in this Annual Report are expressed in United States dollars except as otherwise indicated.


YEARS ENDED AND AT DECEMBER 31,                             1997           1996           1995           1994           1993
-----------------------------------------------------------------------------------------------------------------------------
                                                                    (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
INCOME DATA:
Premiums written . . . . . . . . . . . . . . . . .        $76,675        $83,703        $70,515        $59,527        $44,073
Reinsurance purchased. . . . . . . . . . . . . . .        (34,190)       (40,508)       (22,921)       (19,025)       (15,605)
                                                          -------        -------        -------        -------        -------
Net premiums written . . . . . . . . . . . . . . .        $42,485        $43,195        $47,594        $40,502        $28,468
                                                          -------        -------        -------        -------        -------
                                                          -------        -------        -------        -------        -------
Net premiums earned. . . . . . . . . . . . . . . .        $35,865        $55,401        $43,198        $34,821        $26,296
Net investment income. . . . . . . . . . . . . . .          5,637          6,272          7,302          5,543          5,956
Net investment gains . . . . . . . . . . . . . . .          2,611            762          1,412            489            253
Claim adjusting fees earned. . . . . . . . . . . .          5,593         10,423          9,357          9,400          5,159
Other income . . . . . . . . . . . . . . . . . . .            ---            ---            ---            ---            529
                                                          -------        -------        -------        -------        -------
     Total revenues. . . . . . . . . . . . . . . .         49,706         72,858         61,269         50,253         38,193
                                                          -------        -------        -------        -------        -------

Net claims and claims expenses . . . . . . . . . .         24,605         42,197         31,702         13,628          9,505
Acquisition cost, net of amortization (1). . . . .          4,860         13,383          6,992          6,881          5,841
General and administrative expenses. . . . . . . .         17,021         15,060         18,843         14,369         12,919
                                                          -------        -------        -------        -------        -------
     Total expenses. . . . . . . . . . . . . . . .         46,486         70,640         57,537         34,878         28,265
                                                          -------        -------        -------        -------        -------
     Net income before income taxes. . . . . . . .          3,220          2,218          3,732         15,375          9,928
Income tax expense (benefit) . . . . . . . . . . .            765         (2,069)        (2,500)           ---            ---
                                                          -------        -------        -------        -------        -------

     Net income. . . . . . . . . . . . . . . . . .         $2,455      $   4,287         $6,232        $15,375         $9,928
                                                          -------        -------        -------        -------        -------

PER SHARE DATA:

          Net income, per basic share. . . . . . .           $.55           $.94          $1.08          $2.42         $ 1.48
          Basic capital shares outstanding . . . .          4,496          4,555          5,764          6,341          6,717

          Net income, per diluted share. . . . . .           $.53           $.92          $1.06          $2.37         $ 1.43
          Diluted capital shares outstanding . . .          4,615          4,659          5,901          6,478          6,947

GAAP OPERATING RATIOS (2):
          Claims ratio . . . . . . . . . . . . . .           68.6           76.2           73.4           39.1           36.1
          Expense ratio. . . . . . . . . . . . . .           37.4           29.2           27.2           28.0           42.0
                                                          -------        -------        -------        -------        -------
          Combined ratio . . . . . . . . . . . . .          106.0          105.4          100.6           67.3           78.1

BALANCE SHEET DATA:
          Cash & investments . . . . . . . . . . .       $119,383       $123,442       $128,866       $107,643       $108,148
          Total assets . . . . . . . . . . . . . .       $216,758       $222,778       $203,388       $168,173       $153,310
          Total shareholders' equity . . . . . . .       $ 55,617       $ 53,187       $ 64,908       $ 56,548       $ 54,479

NOTES:

(1) "Acquisition cost, net of amortization" is comprised of service fees and commissions, Reinsurance ceding commissions, and Deferred policy acquisition cost amortization.

(2) See "Business--Claims and Expense Ratios."


     As discussed in Note 4 of the Notes to Consolidated Financial Statements at December 31, 1997, the Company has reflected an IBNR reserve on certain casualty lines which represented the Company's best estimate of the reserve for claims and claims expense. Redundancy resulting from revisions to estimates of prior years' claims reserves contributed $1,089,000, $8,900,000 and $6,992,000 to earnings in 1996, 1994, and 1993, respectively. Deficiencies of $2,176,000 and $1,700,000 reduced earnings in 1997 and 1995, respectively. See "Business-- Reserves" for a discussion of claims reserve development.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

1997 VERSUS 1996

YEARS ENDED DECEMBER 31,                          1997       1996      CHANGE
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                               (DOLLARS IN THOUSANDS)
 UNDERWRITING OPERATIONS
 Premiums written                               $76,675    $83,703   $ (7,028)
 Reinsurance purchased                           34,190     40,508      6,318
                                                -------    -------   --------
 Net premiums written                           $42,485    $43,195   $   (710)
                                                -------    -------   --------
                                                -------    -------   --------
 Net premiums earned                            $35,865    $55,401   $(19,536)

 Net claims and claims expenses                 (24,605)   (42,197)    17,592
 Service fees and commissions                    (4,623)   (10,401)     5,778
 Reinsurance ceding commissions                   9,874     11,551     (1,677)
 Deferred policy acquisition cost
  amortization                                   (7,254)    (8,909)     1,655
 General and administrative expenses            (13,673)   (10,449)    (3,224)
                                                -------    -------   --------
     Net loss on underwriting operations         (4,416)    (5,004)       588
                                                -------    -------   --------
 CLAIMS ADJUSTING OPERATIONS
 Claims adjusting fees earned                     5,593     10,423     (4,830)
 Claims adjusting expenses
   Service fees and commissions                  (2,857)    (5,624)     2,767
   General and administrative expenses           (3,348)    (4,611)     1,263
                                                -------    -------   --------
                                                 (6,205)   (10,235)     4,030
                                                -------    -------   --------
     Net income (loss) on claims
      adjusting operations                         (612)       188       (800)
                                                -------    -------   --------
 Net investment income and gains                  8,248      7,034      1,214
 Federal income tax (expense) benefit              (765)     2,069     (2,834)
                                                -------    -------   --------
Net income                                      $ 2,455    $ 4,287   $ (1,832)
                                                -------    -------   --------
                                                -------    -------   --------


     PREMIUMS WRITTEN. Premiums written decreased by $7,028,000, or 8%, due to the following. Commercial casualty lines experienced reductions of $489,000 and $11,517,000 in its explosives and haulers lines, respectively, due to competitive market conditions, along with new more restrictive underwriting criteria in the haulers line. The propane line increased by $1,344,000 due to increased marketing emphasis and strategic planning. Specialty lines increased by $2,330,000 due to management direction and planned growth of the Atlanta surety lines. Personal lines increased by $1,304,000 through planned growth in North Carolina and expansion into other strategically targeted states during the year.

     REINSURANCE PURCHASED. The Company purchases reinsurance to limit maximum loss, diversify risk and to minimize exposure on large or hazardous risks. In 1997 the company experienced a reduction of $6,318,000, or 16%, in reinsurance ceded, as a result of changes to certain of the Company's reinsurance programs. The Company's purchase of 80 % quota share coverage (AmRe 80% quota share reinsurance), that amounted to $15,343,000 at December 31, 1996, was not renewed during 1997. In addition, premiums associated with the primary casualty excess reinsurance treaty decreased by $2,544,000 due to changes in the structure of the agreement. These decreases were partially offset by the purchase of additional facultative reinsurance amounting to $6,419,000 on business written by four of the commercial auto agents and on twelve of the largest commercial auto risks. In addition, specialty lines incurred a reinstatement premium of $2.2 million, as a result of large reinsured losses experienced by the line, plus an increase of $473,000 due to increase written premiums. The personal lines increased $2,476,000 due to a new reinsurance contract and increased direct writings.

     NET PREMIUMS EARNED. Premiums are earned on a pro rata basis over the policy period, usually one year, and decreased $19,536,000 or 35% during 1997. Commercial casualty lines decreased by $21,409,000 due primarily to the earnings of $13,248,000 on the AmRe quota share premium, along with the reduction in direct written premiums. Specialty lines increased by $930,000 or 8% due to direct premium growth offset by the reinstatement premium. Personal lines increased $943,000 or 13% due to the direct premium growth.

      NET CLAIMS AND CLAIMS EXPENSES. The net financial year claims ratio of 69% for 1997 compares to 76% for 1996 and is analyzed as follows:


     YEARS ENDED DECEMBER 31,                                  1997                           1996
                                                      FINANCIAL     ACCIDENT        FINANCIAL      ACCIDENT
                                                       YEAR           YEAR            YEAR           YEAR
     Reported claims and allocated expense . . . . .    88%             40%            73%            55%
     IBNR provision . . . . . . . . . . . . . . . .    (21)%            21%             0%            21%
     Unallocated claims
       adjusting expenses. . . . . . . . . . . . . .     2%              2%             3%             2%
                                                       ----            ----           ----           ----
     Total claims expense. . . . . . . . . . . . . .    69%             63%            76%            78%
                                                       ----            ----           ----           ----
                                                       ----            ----           ----           ----

     "Financial Year" is the total claims and claims expense incurred for the period under review, and includes the current accident year estimate of the incurred claims and claims expense, as well as the current period change in the estimate for all prior accident years claims and claims expense. The "Accident Year" is the estimate of incurred claims and claims expense for the current accident year only.

     For the "Financial Year" ended December 31, 1997, the Company experienced a net increase in reserves for prior accident years of $2,176,000. For a detailed explanation of reserve redundancies and deficiencies by year and line, see "Business--Reserves". When such deficiency of $2,176,000 is divided by earned premiums for 1997 of $35,865,000 it produces a 6% claims deficiency. This percentage is subtracted from the "Financial Year" current claims expense ratio of 69% ($24,605,000 divided by $35,865,000)
to produce the 1997 "Accident Year" total claims expense ratio of 63% (($24,605,000 less $2,176,000) divided by $35,865,000).

     For the "Financial Year" ended December 31, 1996, the Company experienced a net decrease in reserves for prior accident years of $1,089,000. When this redundancy is divided by the earned premiums for 1996 of $55,401,000 it produces a 2% redundancy. This is the percentage added to the "Financial Year" current claims expense ratio of 76% ($42,197,000 divided by $55,401,000) to produce the "Accident Year" total claims expense ratio of 78% (($42,197,000 plus 1,089) divided by $55,401,000).

     On an aggregate basis, net claims and claims adjusting expenses decreased by $17,592,000 in 1997 as follows: (i) a decrease in earned premium of $12,169,000; (ii) a deficiency in reserves for prior years of $2,176,000 for 1997 versus a redundancy of $1,089,000 for 1996, and (iii) a decrease in the current year loss ratio of $2,158,000.

     The decrease in net claims and claims adjusting expenses may also be analyzed by line. Commercial casualty decreased by $14,476,000 as follows:
(i) a decrease in earned premium of $13,058,000; (ii) a deficiency in reserves for prior years of $652,000 for 1997 versus a deficiency of $4,193,000 for 1996; and (iii) a decrease in the current year loss ratio of $4,959,000. The timing and reporting of large commercial casualty losses impacts reserves when the IBNR reserve for these types of losses is found to be deficient. If there is an increase in the ultimate loss projection for the Accident Year and the Financial Year, the incurred loss ratios would also increase.

     Specialty lines increased by $1,249,000 as follows: (i) an increase in earned premium $418,000; (ii) a deficiency in reserves for prior years of $2,639,000 for 1997 versus a redundancy of $498,000 for 1996; and (iii) an increase in the current year loss ratio $3,968,000. Personal lines decreased by $579,000 as follows: (i) an increase in earned premium of $471,000; (ii) a redundancy in reserves for prior years of $140,000 for 1997 versus a redundancy of $23,000 for 1996; and (iii) a decrease in the current year loss ratio $1,167,000. Runoff lines decreased by $3,786,000 as a result of a redundancy in reserves for prior years of $975,000 in 1997 versus a redundancy of $4,761,000 in 1996.

     ACQUISITION COST, NET OF AMORTIZATION (UNDERWRITING OPERATIONS). Acquisition cost, net of amortization attributable to underwriting operations consisted of service fees and commissions (which decreased $5,778,000), reinsurance ceding commissions (which decreased $1,677,000) and deferred policy acquisition cost amortization (which decreased $1,655,000) for a net expense decrease of $5,756,000. Commercial casualty net expense decreased $3,733,000 due primarily to the earnings of ceding commissions of $3,836,000 associated with the AmRe 80% quota share premiums. Other changes associated with reduced premium writings, increased deferral rates and increased reinsurance purchased accounted for the balance. Specialty lines net expense decreased by $219,000. Increased commission expense associated with increased premium writings were offset by increased reinsurance ceding commissions. Personal lines net expense decreased by $1,804,000 due primarily to increases in contingent ceding commissions as a result of lower loss ratios.

     GENERAL AND ADMINISTRATIVE EXPENSES (UNDERWRITING OPERATIONS). General and administrative expenses attributable to underwriting operations increased by $3,224,000 in 1997. During 1997, the Company incurred costs of $680,000 associated with the sale of its operating subsidiaries (see "--Liquidity and Capital Resources"). The Company wrote off premium and deductible receivables amounting to $343,000 when it was determined that they were uncollectible. In addition, the Company recorded nonrecurring costs of $406,000 associated with the implementation of its premiums and claims system. The remaining increase is primarily due to the absence of offsetting, nonrecurring other income items amounting to $1,795,000, which were recorded in 1996.

     CLAIMS ADJUSTING OPERATIONS. Adjusting fees earned decreased by $4,830,000, and service fees and commissions expenses decreased by $2,767,000 due to the decline in storm activity. General and administrative expenses decreased by $1,263,000 due primarily to expense reduction strategies implemented to improve profitability.

     NET INVESTMENT INCOME AND GAINS. Investment gains increased by $1,849,000, offset by a decrease in investment income of $635,000. During 1997, as a result of its transition to a taxable status, the Company changed the composition of its investment portfolio to include a higher proportion of tax-advantaged bonds. In order to effect this change, the Company sold a portion of its securities classified as available for sale. Additional sales of investments were made in order to fund negative cash flow. An increase in realized gains amounting to $2,762,000 resulted primarily from the sale of these investments. This increase was offset by an increase in unrealized losses of $913,000 in the Company's trading portfolio. The decrease in investment income resulted principally from the decrease in invested assets.

     FEDERAL INCOME TAXES. Federal income tax expense of $765,000 was recognized during 1997, primarily related to the income not taxed in the United States and tax exempt interest income. During 1996, the Company recognized a Federal income tax benefit of $2,069,000 in connection with the elimination of the deferred tax asset valuation allowance and the Nobel U.S. Group incurring a taxable loss.

RESULTS OF OPERATIONS

1996 VERSUS 1995


YEARS ENDED DECEMBER 31,                        1996        1995        CHANGE
--------------------------------------------------------------------------------
                                              (DOLLARS IN THOUSANDS)
UNDERWRITING OPERATIONS
Premiums written                              $83,703     $70,515      $13,188
Reinsurance purchased                          40,508      22,921       17,587
                                              -------     -------      -------
Net premiums written                           43,195      47,594       (4,399)
                                              -------     -------      -------
                                              -------     -------      -------
Net premiums earned                            55,401      43,198       12,203
                                              -------     -------      -------
Net claims and claims expenses                (42,197)    (31,702)     (10,495)
Service fees and commissions                  (10,401)     (5,698)      (4,703)
Reinsurance ceding commissions                 11,551       8,002        3,549
Deferred policy aquisition cost
 amortization                                  (8,909)     (4,354)      (4,555)
General and administrative expenses           (10,449)    (14,098)       3,649
                                              -------     -------      -------
     Net loss on underwriting operations     (5,004)     (4,652)        (352)
                                              -------     -------      -------


CLAIMS ADJUSTING OPERATIONS
Claims adjusting fees earned                   10,423       9,357        1,066
Claims adjusting expenses
  Service fees and commissions                 (5,624)     (4,942)        (682)
  General and administrative expenses          (4,611)     (4,745)         134
                                              -------     -------      -------
                                              (10,235)     (9,687)        (548)
                                              -------     -------      -------
     Net income (loss) from claims
      adjusting operations                        188        (330)         518
Net investment income and gains                 7,034       8,714       (1,680)
Federal income tax benefit                      2,069       2,500         (431)
                                              -------     -------      -------
Net income                                    $ 4,287     $ 6,232      $(1,945)
                                              -------     -------      -------
                                              -------     -------      -------

     PREMIUMS WRITTEN. The Company realized an increase of $13,188,000, or 19% due to the following. Commercial casualty lines increased $2,450,000, due to increases in the explosives and haulers lines, a combined increase of $5,900,000, due to the implementation of planned marketing strategies, offset by a decrease of $3,450,000 in the propane line caused by changing market and competitive conditions. Specialty lines experienced an increase of $8,031,000, primarily due to growth in the contractor's surety operation purchased in 1995. Personal lines grew $2,707,000, through the expansion into several states, including North Carolina.

     REINSURANCE PURCHASED. The Company purchases reinsurance to limit maximum loss, diversify risk and to minimize exposure on large or hazardous risks. In 1996 the company realized an increase of $17,587,000, or 77%, as follows. Commercial casualty lines increased by $19,047,000, due primarily to the acquisition of 80% quota share coverage (AmRe 80% quota share reinsurance), effective December 31, 1996. This treaty covers the outstanding unearned premium reserve on subject premium in the auto and general liability lines of business, and amounted to $15,343,000. The remaining increase of $3,704,000 was a result of growth in gross premium written. Specialty lines increased by $1,589,000 as a result of the direct premium growth. Personal lines decreased by $3,049,000, primarily as a result of the restructuring of the quota share treaty from 75% to 50%.

     NET PREMIUMS EARNED. Premiums are earned on a pro rata basis over the policy period, usually one year, and increased $12,203,000, or 28%, during 1996. The primary cause was the growth in net written premium in both 1995 and 1996.

     NET CLAIMS AND CLAIMS EXPENSES. The claims ratio of 76% for 1996 compares to 73% for 1995 and is analyzed as follows:


     YEARS ENDED DECEMBER 31,                1996                  1995
                                    FINANCIAL   ACCIDENT   FINANCIAL  ACCIDENT
                                      YEAR         YEAR      YEAR      YEAR
--------------------------------------------------------------------------------
     Reported claims . . . . . .       73%          55%       66%       42%
     IBNR provision. . . . . . .       ---          21%        6%       26%
     Unallocated claims
       adjusting expenses. . . .        3%           2%        1%        1%
                                       ---          ---       ---       ---
     Total claims expense. . . .       76%          78%       73%       69%
                                       ---          ---       ---       ---
                                       ---          ---       ---       ---


     "Financial Year" is the total claims and claims expense incurred for the period under review, and includes the current accident year estimate of the incurred claims and claims expense, as well as the current period change in the estimate for all prior accident years claims and claims expense. The "Accident Year" is the estimate of incurred claims and claims expense for the current accident year only.

     For the "Financial Year" ended December 31, 1996, the Company experienced a net decrease in reserves for prior accident years of $1,089,000. For a detailed explanation of reserve redundancies and deficiencies by year and line, see "Business--Reserves". When the $1,089,000 redundancy is divided by the earned premiums for 1996 of $55,401,000 it produces 2% redundancy. When this percentage is added to the "Financial Year" current claims expense ratio of 76%, the sum is the "Accident Year" claims expense ratio of 78%.

     For the "Financial Year" ended December 31, 1995, the Company experienced a net increase in reserves for prior accident years of $1,700,000. When such deficiency of $1,700,000 is divided by earned premiums for 1997 of $43,198,000 it produces 4% claims deficiency. This percentage is subtracted from the "Financial Year" current claims expense ratio of 73% ($31,702,000 divided by $43,198,000) to produce the 1995 "Accident Year" total claims expense ratio of 69% (($31,702,000 less 1,700,000) divided by $43,198,000).

     On an aggregate basis, net claims and claims adjusting expenses increased by $10,495,000 in 1997 as follows: (i) an increase in earned premium of $7,395,000; (ii) a redundancy in reserves for prior years of $1,089,000 for 1996 versus a deficiency of $1,700,000 for 1995; and (iii) an increase in the current year loss ratio of $5,889,000.

     The decrease in net claims and claims adjusting expenses may also be analyzed by line. Commercial casualty increased by $12,362,000 as follows:
(i) an increase in earned premium of $2,638,000; (ii) a deficiency in reserves for prior years of $4,193,000 for 1996 versus a deficiency of $2,339,000 for 1995; and (iii) an increase in the current year loss ratio of $7,870,000. The timing and reporting of large commercial casualty losses impacts reserves when the IBNR reserve for these types of losses is found to be deficient. If there is an increase in the ultimate loss projection for the Accident Year and the Financial Year, the incurred loss ratios would also increase.

     Specialty lines decreased by $1,831,000 as follows: (i) an increase in earned premimum of $1,879,000; (ii) a redundancy in reserves for prior years of $498,000 for 1996; and (iii) a decrease in the current year loss ratio $3,212,000. Personal lines increased by $4,086,000 as follows: (i) an increase in earned premium of $2,878,000; (ii) a redundancy in reserves for prior years of $23,000 for 1996; and (iii) an increase in the current year loss ratio of $1,231,000. Runoff lines decreased by $4,122,000 as a result of a redundancy in reserves for prior years of $4,761,000 in 1996 versus a redundancy of $639,000 in 1995.

     ACQUISITION COST, NET OF AMORTIZATION (UNDERWRITING OPERATIONS). Acquisition cost, net of amortization attributable to underwriting operations consisted of service fees and commissions (which increased $4,703,000), reinsurance ceding commissions (which increased $3,549,000) and deferred policy acquisition cost amortization (which increased $4,555,000) for a net expense increase of $5,709,000. Commercial casualty net expense increased $503,000 consistent with increased levels of net earned premiums. Specialty lines net expense increased $2,530,000 primarily due to increased premiums. Personal lines net expense increased $2,676,000 due primarily to decreased contingent ceding commissions as a result of catastrophe claims in 1996.

     GENERAL AND ADMINISTRATIVE EXPENSES (UNDERWRITING OPERATIONS). General and administrative expenses attributable to underwriting operations decreased by $3,649,000 due primarily to the recognition in 1995 of an impairment loss of $2,537,000 related to certain long-lived assets, combined with the recognition in 1996 of nonrecurring other income items amounting to $1,850,000. These decreases were partially offset by an increase of $738,000, primarily related to premium growth.

     CLAIMS ADJUSTING OPERATIONS. Adjusting fees increased by $1,066,000, or 11%, due to increased storm activity. Service fees and commissions increased $682,000, or 13% due to increased business activity. General and administrative expenses decreased by $134,000 due to decreases in headcount during the year.

     NET INVESTMENT INCOME AND GAINS. Certain investments were sold during 1996 in order to finance, along with operating cash flow, the repurchase of $14,097,000 of treasury stock. This reduction in invested balances, along with reduced yield rates, contributed to a decrease in net investment income of $1,030,000. Net investment gains decreased by $650,000 due to gains on the sale of equity securities classified as available for sale, offset by unrealized losses in the trading portfolio.

     FEDERAL INCOME TAXES. Federal income tax benefit decreased by $431,000. A benefit of $2,069,000 was recorded in 1996, due to the elimination of the valuation allowance related to the deferred tax asset, upon the return of the taxable group to profitable operations.

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

     The source of liquidity for claims payments consists of net premiums, after deduction for expenses, plus investment income on the balances of such premiums prior to their use to pay claims. These invested balances are also used for collateral to secure the ceding insurers' reinsurance reserves. The collateral requirements for reinsurance ceded to the Parent Company by INA is in trust balances. Commencing July 1989, the settlement of all claims and claims expenses was withdrawn from the trust account or deducted from net reinsurance settlements into the trust account.

     The investment guidelines adopted by the Company in November 1989 established that the primary objective of the portfolio is to preserve principal and provide liquidity. The Parent Company's investment guidelines prescribe a portfolio structure of maturities to provide adequate liquidity to settle claims liabilities. See "Business - Investments."

     United States insurance regulations require the ceding insurers to maintain approved collateral for reinsurance balances, including reserves for unearned premiums and unpaid claims and claims expenses ceded to non-admitted reinsurers. The collateral requirements for reinsurance ceded to the Parent Company by INA is being satisfied by trust fund balances. The fair value of trust assets at December 31, 1997 was $9,606,000. See "Business - Collateral Requirements for Assumed Reinsurance."

     At December 31, 1997, the Company had cash and investments of $119,383,000, of which $15,779,000 was collateralized or pledged to secure the insurers that have ceded reinsurance to the Company, and to maintain security deposits in the U.S. with various state insurance departments.

     Net cash provided from operating activities for 1997 was $84,000 compared to $12,751,000 for 1996. The 1997 net cash provided from operations was positively adjusted by dispositions from the trading portfolio of $7,317,000 compared to $3,098,000 in 1996. Net cash used by financing activities in 1997 was $965,000 principally due to the payment of dividends to shareholders. The Company acquired treasury stock of 30,400 shares during 1997 for $361,000 or an average cost of $11.875 per share. At December 31, 1996, the Company had authority to buy back up to 306,000 Nobel shares when the price is attractive and cash is available.

     During 1996, the Company executed a credit agreement for a five-year term loan facility commitment in the amount of $15,000,000. Term loans are evidenced by a Term Note with interest payable with respect to the unpaid principal amount of each Term Note at a base rate or at the adjusted London Interbank Eurodollars rate depending on what interest basis the loan is made. The uses of the term loan facility commitment are to repay existing bank indebtedness at the time of closing, to make contributions to the equity of NIC, and to meet other business expansion opportunities. The credit agreement is secured by all the outstanding stock of NHI and its subsidiaries.

     The credit agreement imposes certain financial covenants including consolidated net worth amount, capitalization ratio, earnings coverage ratio, capital expenditures amounts, statutory amount, operating leverage ratios, fixed change coverage ratios and risk based capital amount. As of December 31, 1997, the Company had not met the earnings coverage ratio. The Company has received from the lender a waiver of the event of default for the year ended December 31, 1997.

YEAR 2000

          Certain computer programs and/or software may recognize a date using "00" as the year 1900 rather than the year 2000, which could result in miscalculations or system failures. The Company has completed an assessment of its business applications and computer systems, and believes that all critical business applications and systems will function properly with respect to dates in the year 2000 and thereafter.

     During 1995 and 1996 the Company replaced its old systems with modern, Windows - based, client server systems. The financial systems, policy and claims systems, and the desktop systems are all prepared to handle the year 2000 and beyond.

     There can be no assurance that the systems of our customers, reinsurers or vendors will be timely converted and would not have an effect on the Company. The Company believes that the potential for a loss due to this exposure would be minimal, if any.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Not applicable.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See Item 14(a).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     A brief description of each director and each executive officer of the Company is provided below. Directors hold office until the next Annual Meeting of Shareholders or until their successors are elected and qualified. Executive officers are elected by the Board of Directors at its annual meeting and hold office at the pleasure of the Board or until its next annual meeting or until their successors are elected and qualified.

DIRECTORS

     JEFFRY K. AMSBAUGH. Mr. Amsbaugh, age 56, is the President and Chief Executive Officer of the Company. He has served in such capacity and as a director of the Company since April 1989. Mr. Amsbaugh is a member of the Company's Investment Committee. From 1984 until April 1989, he was a
Vice President of various subsidiaries of the Progressive Corporation, an insurance holding company specializing primarily in automobile coverages. In his last position with Progressive, Mr. Amsbaugh was in charge of corporate development and partnership investing. For five years prior to joining Progressive, Mr. Amsbaugh was President of Ocean Mining Associates, an ocean mining venture owned by USX Corporation, Sun Company, Inc., and two major European companies.

     ROBERT C. DUVALL. Mr. Duvall, age 55, has been a director of the Company since February 1982 and was Vice Chairman of the Board from April 1989 through May 1991. Mr. Duvall has served as Chairman of the Board since May 1991.
Mr. Duvall is a member of the Company's Audit Committee. Mr. Duvall is Vice President of Finance of Wampum Hardware Co., a Pennsylvania and Ohio explosives distributor, a position he has held for more than five years. In October 1987, IRECO Midwest acquired Wampum Hardware Co. In connection with such acquisition, Mr. Duvall became a shareholder, officer and director of IRECO Midwest. Mr. Duvall became a director of First Western Bancorp, Inc.
in April 1995 and serves on the Compensation Committee of First Western.

     GREGORY E. LEONARD. Mr. Leonard, age 50, has been a director of the Company since May 1994. Mr. Leonard also serves as Chairman of the Company's Audit Committee. Mr. Leonard is a specialist reinsurance broker/consulting actuary and has been President and Chief Executive Officer of Pegasus Advisors from 1989 to the present. Mr. Leonard was previously a principal
and director of Tillinghast, a Towers Perrin Company.   Mr. Leonard is a
Fellow of the Casualty Actuarial Society and a member of the American Academy of Actuaries.

     THOMAS J. O'SHANE. Mr. O'Shane, age 50, has been a director of the Company since May 1994. Mr. O'Shane also serves as a member of the Company's Compensation and Investment Committees. Mr. O'Shane has served as Chief Executive Officer of First Western Bancorp, Inc. since January of 1991 and previously served as President since February of 1990. Prior to that time
Mr. O'Shane served in various executive positions with First Western Bancorp, Inc. and First National for more than five years. Mr. O'Shane is a director of First Western Bancorp, Inc.

     ROGER T. RANKIN. Mr. Rankin, age 36, has been a director of the Company since May 1995. Mr. Rankin also serves as a member of the Compensation and Investment Committees. Mr. Rankin is affiliated with Cardinal Investment Company, Inc. and assists in managing $75 million in public company investment portfolios. Mr. Rankin has served as a director of Arcadia Exploration Production Company, Inc., from 1993 to present.

     ROBERT B. SANBORN. Mr. Sanborn, age 69, has been a director of the Company since May 1995. Mr. Sanborn serves as a member of the Company's Audit Committee. Mr. Sanborn currently serves as a Senior Executive Consultant of Orion Capital Corporation and previously served as Vice Chairman of the Board of Directors of Orion Capital Corporation from March 1994 to March 1995, director since 1987, and President and Chief Operating Officer from 1987 to 1994. Mr. Sanborn has also served as Chairman of the American Insurance Association from January 1993 to January 1994. He also serves currently as a director of Guaranty National Corporation and Intercargo Corporation.

EXECUTIVE OFFICERS

     The current executive officers of the Company are as follows:

     NAME                          TITLES
     ----                          ------
     Jeffry K. Amsbaugh       President and Chief Executive Officer
     Thomas D. Nimmo          Senior Vice President and Treasurer and Chief
                                Financial Officer of the U.S. Group
     Bryan L. Martin          Senior Vice President - Commercial Casualty
                                Division

     THOMAS D. NIMMO. Mr. Nimmo, age 59, has been Senior Vice President, Treasurer and Chief Financial Officer of the Company since November 1995. Prior to joining the Company, Mr. Nimmo was Vice President and Chief Financial Officer of Ranger Insurance Company from June 1989 through November 1995. Prior to Ranger, Mr. Nimmo was Chief Financial Officer of Gulf Insurance Company.

     BRYAN L. MARTIN. Mr. Martin, age 47, has been Senior Vice President of the Company's Commercial Casualty Division since November 1995. Prior to that time, Mr. Martin was Senior Vice President and Treasurer of the Company and the Chief Financial Officer of the U.S. Group. In Mr. Martin's role as Senior Vice President of the Commercial Casualty Division, he directs the business operations of the Commercial Casualty Division.

BENEFICIAL OWNERSHIP REPORTING COMPLIANCE.

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and officers, and persons who own more than 10% of a registered class of the Company's Common Stock to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission.

     Based on review of such reports with respect to fiscal 1997, the Company believes that all filing requirements applicable to such persons have been observed during 1997 with the exception of one late filing for Messrs. Duvall, Leonard, O'Shane, Rankin and Sanborn.

ITEM 11.   EXECUTIVE COMPENSATION

     The following Summary Compensation Table shows compensation paid or awarded by the Company for services rendered during years 1997, 1996, and 1995 for the Chief Executive Officer and each of the Company's most highly compensated executive officers whose salary and bonus in 1997 exceeded $100,000.

                             SUMMARY COMPENSATION TABLE

                                                                       LONG-TERM
NAME AND                                                OTHER          COMPENSATION
PRINCIPAL                                               ANNUAL         OPTIONS/SAR'S   ALL OTHER
POSITION                 YEAR    SALARY      BONUS      COMPENSATION   (IN SHARES)     COMPENSATION (1)
------------------      -----    --------    -------    ------------   -------------   ----------------
JEFFRY K. AMSBAUGH       1997    $309,831    --         --              10,000         12,411
President, Chief         1996    $289,372    $3,687     --              20,000         11,609
Executive Officer        1995    $280,035    $25,000    --              36,618          6,000

BRYAN L. MARTIN          1997    $145,576    --         --              --              5,823
Senior Vice              1996    $139,829    $3,000     --               4,000          5,604
President - Commercial   1995    $135,574    $15,000    --              12,000          5,420
Casualty Operations

THOMAS D. NIMMO(2)       1997    $128,378    --         --               5,000          5,135
Senior Vice              1996    $120,000    --         --               --             2,400
President, Treasurer     1995    $17,538     --         --               4,000           --
& Chief Financial
Officer

(1)  Company matching contribution to 401-K plan (adopted 6-1-92).
(2)  Mr. Nimmo commenced employment with the Company on 11-1-95.

                         OPTION/SAR GRANTS IN LAST FISCAL YEAR (1997)


                                                                                           POTENTIAL
                                                                                           REALIZABLE
                                                                                           VALUE AT ASSUMED
                                                                                           ANNUAL RATES OF
                                     % OF TOTAL                                            STOCK PRICE
                      NUMBER OF      OPTIONS/SAR'S                                         APPRECIATION FOR
                      OPTIONS/SAR'S  GRANTED TO ALL  EXERCISE OR BASE                      OPTION TERM
NAME OF EXECUTIVE     GRANTED        EMPLOYEES       PRICE PER SHARE   EXPIRATION DATE     5% ($)             10%
($)                                                                                        ------             -----
-------------------------------------------------------------------------------------------------------------------------
JEFFRY K. AMSBAUGH    10,000         19%             $12.5625          January 2002        $34,708            $76,695

BRYAN L. MARTIN       --             --              --                --                  --                 --

THOMAS D. NIMMO       5,000          10%             $12.5625          January 2002        $17,354            $38,347


                      AGGREGATED OPTION/SAR EXERCISED IN LAST
                 FISCAL YEAR AND FISCAL YEAR-END OPTION/SAR VALUES

                                                                                            VALUE OF UNEXERCISED
                                                   NUMBER OF UNEXERCISED                        IN-THE-MONEY
                                                 OPTIONS/SAR'S AT 12-31-97               OPTIONS/SAR'S AT 12-31-97*
NAME OF EXECUTIVE        EXERCISED IN 1997   EXERCISABLE         UNEXERCISABLE       EXERCISABLE          UNEXERCISABLE
---------------          ----------------    -----------         -------------       -----------          -------------
JEFFRY K. AMSBAUGH       --                  67,007              17,147               $273,464            $72,810

BRYAN L. MARTIN          --                  32,100               8,400               $194,605            $34,200

THOMAS D. NIMMO          --                   3,400               5,600                 $4,163             $4,650

*Stock price at 12-31-97 was $13.125

COMPENSATION OF DIRECTORS

     Directors who are employees of the Company receive no compensation for their services as directors or as members of committees. Non-employee directors are paid $750 per day and are reimbursed for expenses incurred in attending directors meetings or when otherwise acting on behalf of the Company in their capacities as directors, and $250 for participation in meetings of directors or committees via telephone conference calls. Non-employee chairpersons of director committees receive $1,000 per day for attending meetings. In addition, as an annual retainer, non-employee directors of the Company are granted stock options valued at $10,000 pursuant to the Company's Non-Employee Director Stock Option Plan.

     An additional annual retainer of $12,000 is paid to the Chairman of the Board. An additional annual retainer of $8,000 is paid to the Chairpersons of the Audit and Compensation Committees.

EMPLOYMENT CONTRACTS

     Mr. Amsbaugh, the Company's CEO, was employed pursuant to a three year employment contract for the period January 1, 1993 through December 31, 1995. Mr. Amsbaugh's employment contract was renewed effective January 1, 1996.
This employment agreement contains a clause automatically extending the agreement on each December 31 for an additional one year period unless terminated earlier per the terms of the agreement. This agreement was, in fact, automatically extended for the one year periods commencing January 1, 1997 and 1998. Effective January 1, 1998 Mr. Amsbaugh's employment agreement was renewed with a base salary of $310,473 subject to an annual adjustment for inflation. Mr. Amsbaugh is entitled to receive a bonus of up to 100% of base salary dependent on attaining corporate and individual goals agreed to annually with the Board of Directors. Under certain conditions Mr. Amsbaugh would be entitled to severance payments equal to one year's compensation if the employment agreement is terminated.

     The Company and Messrs. Amsbaugh, Martin and Nimmo have entered into Severance Agreements pursuant to which such executive officers would receive payments in the event of their termination or constructive discharge within two years after a change of control. Mr. Amsbaugh's agreement provides for a severance payment of three times base salary and Messrs. Martin and Nimmo's severance agreements provide for a payment of two times salary. The severance amounts payable would be reduced to the extent of continued employment of such executive officer during the two year protection period.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth as of February 1, 1998 (the "Ownership Date") (unless otherwise indicated) the amount and percentage of shares of Common Shares that are deemed under the rules of the Commission to be "beneficially owned" by (i) each person or "group" (as such term is used in Section 13(d)(3) of the Exchange Act) known by the Company to be the beneficial owner of more than 5% of the outstanding Common Shares, (ii) each director of the Company, (iii) the named executive officers of the Company as of December 31, 1997, and (iv) all directors and executive officers of the Company as a group:


                                                 Amount and Nature
                                                  of Beneficial
Name and Address of Beneficial Owner               Ownership(1)       Percentage
------------------------------------             -----------------    ----------
Khimji Family Partnership II, Ltd.(2). . . .          447,647            9.9%
545 E. John Carpenter Freeway, Suite 1400
Irving, Texas  75062

Royce & Associates, Inc.(3). . . . . . . . .          444,812            9.8%
1414 Avenue of the Americas
New York, NY  10019

Munn, Bernhard & Associates(4) . . . . . . .          357,160            7.9%
6 East 43rd Street
New York, NY  10017

TSI Management, Inc.(5). . . . . . . . . . .          252,642            5.6%
1801 16th Avenue, S.W.
Seattle, WA  98134

Robert C. Duvall(6)(7) . . . . . . . . . . .          436,143            9.6%
Wampum Hardware Company
New Galilee, PA  16141

Jeffry K. Amsbaugh(8). . . . . . . . . . . .          438,981            9.6%
8001 LBJ Freeway, Suite 300
Dallas, TX  75251-1301

Thomas J. O'Shane(9) . . . . . . . . . . . .           14,800             *

Gregory E. Leonard(9). . . . . . . . . . . .           14,500             *

Robert B. Sanborn(10). . . . . . . . . . . .           11,500             *

Roger T. Rankin(10). . . . . . . . . . . . .           10,500             *

Bryan L. Martin(11). . . . . . . . . . . . .           57,096            1.3%

Thomas D. Nimmo(12). . . . . . . . . . . . .            4,400             *

All directors and executive officers as a
 group (8 persons) (6)(7)(8)(9)(10)(11)(12).          987,920           21.1%

--------------------------
*   Less than 1% of the outstanding Common Shares.

(1) Under the rules of the Commission, a person is deemed to be the beneficial owner of a security if such person, directly or indirectly, has or shares the power to vote or direct the voting of such security or the power to dispose or direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities if that person has the right to acquire beneficial ownership within 60 days of the Ownership Date. Accordingly, more than one person may be deemed to be a beneficial owner of the same securities. Unless otherwise indicated by footnote, the named individuals have sole voting and investment power with respect to the Common Shares beneficially owned.

(2) Mahmood Khimji, Mehdi Khimji, and Jaffer Khimji (all Canadian citizens), as managers of Grosvenor, L.C., the general partner of Khimji Family Partnership II, Ltd., may be deemed the beneficial owners of 447,647 Common Shares as reflected in the Statement of Beneficial Ownership on Schedule 13D filed by such partnership on April 15, 1997.

(3) Includes 362,312 shares held in the name of Royce & Associates, Inc. (formerly known as Quest Advisory Corporation) and 82,500 shares held in the name of Royce Management Company (formerly known as Quest Management Company) subject to a common Schedule 13G filing. Royce & Associates and Royce Management are each investment advisors registered under Section 203 of the Investment Advisors Act of 1940 as reflected in the amended Statement of Beneficial Ownership on
     Schedule 13G filed by such investment advisor on February 5, 1998. Mr. Charles M. Royce may be deemed to be a controlling person of Royce & Associates and Royce Management, and, as such, may be deemed to beneficially own the shares owned by such persons.

(4) Includes 317,260 shares the owners for which Munn, Bernhard & Associates acts as an investment advisor without voting control. In addition to such shares, the following shares are owned individually and subject to a common
     Schedule 13G filing: 5,000 shares held by Mr. Bernhard, individually, 30,400 shares held by Orson D. Munn, individually, 2,000 shares held by Christine Munn, individually, and 2,500 shares held by Henry S. Langworthy, individually, as reflected in the Statement of Beneficial Ownership on
     Schedule 13G filed by such investment advisor on February 7, 1997.

(5) Includes 245,642 shares held in the name of TSI Management, Inc., 5,000 shares held by a trust for the benefit of Brent Baird (a Director of TSI) and 2,000 shares held by Cinnamon Investments, Ltd., a corporation controlled by Patrick Hodgson, Chairman and CEO of TSI, as reflected in the Statement of Beneficial Ownership on Schedule 13D filed by such company on December 13, 1996.

(6) Includes 143,364 shares held by Mr. Duvall and 275,779 shares held by Wampum Hardware Company. Mr. Duvall shares the power to vote and dispose of these latter shares.

(7) Includes 17,000 shares issuable under outstanding stock options currently exercisable or exercisable within 60 days of the Ownership Date.

(8) Includes 344,681 shares held by Mr. Amsbaugh, 28,000 shares held jointly with his wife, and 7,006 shares beneficially owned by other family members of Mr. Amsbaugh which he has the sole or shared power to dispose of or vote. Also includes 59,294 shares issuable under outstanding stock options currently exercisable or exercisable within 60 days of the Ownership Date.

(9) Includes 14,500 shares issuable under outstanding stock options currently exercisable or exercisable within 60 days of the Ownership Date.

(10) Includes 10,500 shares issuable under outstanding stock options currently exercisable or exercisable within 60 days of the Ownership Date.

(11) Includes 36,500 shares issuable under outstanding stock options currently exercisable or exercisable within 60 days of the Ownership Date.

(12) Includes 4,400 shares issuable under outstanding stock options currently exercisable or exercisable within 60 days of the Ownership Date.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     During the year ended December 31, 1997, officers and directors of the Company and companies of which they are officers, directors or principal shareholders purchased from the Company insurance on their respective explosives manufacturing or distributing businesses on terms that management believes to be no more favorable to the insureds than could have been obtained from nonaffiliated sources. Management proposes to continue to sell insurance to these persons and their affiliates in 1998.

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

10.8 Form of the Company's Non-Employee Directors' Stock Option Agreement [Grant Following Second Fiscal Quarter] (6).

10.9 Form of the Company's Non-Employee Directors' Stock Option Agreement [Grant Following Third Fiscal Quarter] (6).

10.10 Form of the Company's Non-Employee Directors' Stock Option Agreement [Grant Following Fourth Fiscal Quarter] (6).

10.11 Amendment No. 1 to the Company's Non-Employee Directors' Stock Option Plan (7).

10.12     401(K) Profit Sharing Plan (8).

10.13     Amendment No. 4 to the Company's 1984 Incentive Stock Option Plan (9).

10.14 Amendment No. 2 to the Company's Non-Employee Directors' Stock Option Plan (9).

10.15 Employment Agreement, dated January 1, 1995, by and between the Company and Jeffry K. Amsbaugh (9).

10.16     Stock Purchase Agreement dated December 19, 1997 between the
          Company, NHI, RenaissanceRe, and Renaissance U.S. Holdings, Inc. (10).

10.17 Severance Agreement dated as of May 9, 1997 among the Company, Nobel Service Corporation, and Jeffry K. Amsbaugh (11).

10.18 Severance Agreement dated as of May 9, 1997 among the Company, Nobel Service Corporation, and Bryan L. Martin (11).

10.19 Severance Agreement dated as of May 9, 1997 among the Company, Nobel Service Corporation, and Thomas D. Nimmo (11).

21        Subsidiaries of the Company (9).

23 Consents of independent auditors to incorporation by reference of certain reports into the Registrant's Registration Statement on Form S-8 (11).

27        Financial Data Schedule (11).

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

(10) Filed as an exhibit to the Current Report on Form 8-K filed on January 6, 1998, by RenaissanceRe (Commission File No. 34-0-26512) and incorporated by reference.

(11)      Filed herewith.

     Copies of the foregoing exhibits filed with this Annual Report are available from the Company upon written request and payment of a $.20 per page charge.

     (b)  Reports on Form 8-K.
          Form 8-K filed January 12, 1998 reporting that on December 19, 1997 the Company entered into the Stock Purchase Agreement.

                              NOBEL INSURANCE LIMITED
             INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL
                                STATEMENT SCHEDULES
                                   (ITEM 14(a))

                                                                          Page
-------------------------------------------------------------------------------

Consolidated Financial Statements

Report of Chartered Accountants. . . . . . . . . . . . . . . . . . . . . . .40

Consolidated balance sheets as of December 31, 1997 and 1996 . . . . . . . .41

Consolidated statements of  income for each of the years in
the three-year period ended December 31, 1997. . . . . . . . . . . . . . . .43

Consolidated statements of shareholders' equity for each of the years in the three-year period ended December 31, 1997. . . . . . . . . . . . . . . .44

Consolidated statements of cash flows for each of the years in the three-year period ended December 31, 1997. . . . . . . . . . . . . . . .45

Notes to consolidated financial statements,
December 31, 1997, 1996 and 1995 . . . . . . . . . . . . . . . . . . . . . .47


Financial Statement Schedules

I         Consolidated Summary of Investments. . . . . . . . . . . . . . . .66
II        Condensed Financial Information of Registrant. . . . . . . . . . .67
III       Supplementary Insurance Information  . . . . . . . . . . . . . . .71
IV        Reinsurance  . . . . . . . . . . . . . . . . . . . . . . . . . . .72
VI        Supplemental Information . . . . . . . . . . . . . . . . . . . . .73


Supplementary Information (Unaudited)

Financial Highlights and Quarterly Results . . . . . . . . . . . . . . . . .75



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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Nobel Insurance Limited and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all materials respects, the information set forth therein.



Hamilton, Bermuda
March 25, 1998                                                KPMG Peat Marwick

                               NOBEL INSURANCE LIMITED
                             CONSOLIDATED BALANCE SHEETS
                         (EXPRESSED IN UNITED STATES DOLLARS)

                                                               DECEMBER 31,
                                                           1997           1996
---------------------------------------------------------------------------------
                                                              (IN THOUSANDS)
ASSETS

Investments (Note 2):
  Trading portfolio, at fair value:
    Fixed maturity securities (amortized cost:
      1997-$69; 1996-$487) . . . . . . . . . . . .      $      75      $     502
    Equity securities (cost: 1997-$2,830; 1996-$2,611)      2,858          4,057
    Other investments (cost: 1997-$37; 1996-$722) .            27            835
  Securities available for sale, at fair value:
    Fixed maturity securities
    (amortized cost: 1997-$94,519; 1996-$100,340) .        95,725        100,970
    Equity securities (cost: 1997 - $1,000;
    1996-$2,045). . . . . . . . . . . . . . . . . .         1,806          2,293
  Short-term investments, at cost, which
    approximates fair value . . . . . . . . . . . .        18,892         12,880
                                                          -------        -------
      Total investments. . . . . . . . . . . . . .        119,383        121,537

Cash . . . . . . . . . . . . . . . . . . . . . . .             --          1,905
Funds held by reinsurance companies. . . . . . . .          1,640          1,702
Premiums and other receivables less allowance for
  doubtful accounts ($249 in 1997 and $298
  in 1996). . . . . . . . . . . . . . . . . . . .          23,003         30,693
Accrued interest income. . . . . . . . . . . . . .          1,228          1,484
Reinsurance recoverable on paid and unpaid
  claims (Notes 4 and 5). . . . . . . . . . . . .          42,962         26,361
Prepaid reinsurance premiums (Note 5). . . . . . .         15,141         27,316
Property and equipment less accumulated
  depreciation ($2,174 in 1997 and
  $2,119 in 1996) . . . . . . . . . . . . . . . .           3,309          4,045
Deferred policy acquisition costs (Note 3) . . . .          4,445            700
Net deferred tax asset (Note 7). . . . . . . . . .          3,702          4,774
Other assets . . . . . . . . . . . . . . . . . . .          1,945          2,261
                                                            -----          -----
      Total assets . . . . . . . . . . . . . . . .      $ 216,758      $ 222,778
                                                          -------        -------
                                                          -------        -------

         (See Accompanying Notes to Consolidated Financial Statements)

                              NOBEL INSURANCE LIMITED
                            CONSOLIDATED BALANCE SHEETS
                        (EXPRESSED IN UNITED STATES DOLLARS)
                                    (CONTINUED)

                                                              DECEMBER 31,
                                                            1997      1996
---------------------------------------------------------------------------------------
                                                 (IN THOUSANDS, EXCEPT SHARE DATA)
LIABILITIES

Reserve for claims and claims expenses (Note 4). .      $ 82,948      $ 88,397
Unearned premiums. . . . . . . . . . . . . . . . .        34,834        40,389
Reinsurance premiums payable . . . . . . . . . . .        24,997        22,733
Accounts payable and accrued liabilities . . . . .        12,558        13,180
Cash overdraft . . . . . . . . . . . . . . . . . .         1,034            --
Other liabilities (Note 6) . . . . . . . . . . . .         4,770         4,892
                                                         -------       -------
      Total liabilities. . . . . . . . . . . . . .       161,141       169,591
                                                         -------       -------

SHAREHOLDERS' EQUITY

Capital shares (Authorized 20,000,000 shares;
   $1 par value; issued 7,808,928 shares in 1997
   and 7,743,458 shares in 1996; outstanding
   4,506,156 shares in 1997 and 4,471,106
   shares in 1996) . . . . . . . . . . . . . . . .         7,809         7,743
Contributed surplus. . . . . . . . . . . . . . . .        44,841        44,499
Unrealized gain on investments . . . . . . . . . .         1,379           551
Retained earnings. . . . . . . . . . . . . . . . .        31,551        29,996
Treasury stock, at cost (3,302,772 shares
   in 1997 and 3,272,352 shares in 1996) . . . . .       (29,963)      (29,602)
                                                         -------       -------
      Total shareholders' equity (Note 8). . . . .        55,617        53,187
                                                         -------       -------

Commitments and Contingencies (Notes 2, 4, 5 and 9)

      Total liabilities and shareholders' equity .     $ 216,758     $ 222,778
                                                         -------       -------
                                                         -------       -------


         (See Accompanying Notes to Consolidated Financial Statements)

                              NOBEL INSURANCE LIMITED
                          CONSOLIDATED STATEMENTS OF INCOME
                         (EXPRESSED IN UNITED STATES DOLLARS)


               YEARS ENDED DECEMBER 31,                  1997           1996             1995
-------------------------------------------------------------------------------------------------
                         (IN THOUSANDS, EXCEPT PER SHARE DATA)
REVENUES:
   Premiums written. . . . . . . . . . . . . . . .     $ 76,675       $ 83,703         $ 70,515
   Reinsurance purchased . . . . . . . . . . . . .      (34,190)       (40,508)         (22,921)
                                                        -------        -------          -------
   Net premiums written. . . . . . . . . . . . . .     $ 42,485       $ 43,195         $ 47,594
                                                        -------        -------          -------
                                                        -------        -------          -------
   Premiums earned . . . . . . . . . . . . . . . .     $ 81,861       $ 81,420         $ 63,561
   Premiums ceded. . . . . . . . . . . . . . . . .      (45,996)       (26,019)         (20,363)
                                                        -------        -------          -------
   Net premiums earned . . . . . . . . . . . . . .       35,865         55,401           43,198
   Net investment income  (Note 2) . . . . . . . .        5,637          6,272            7,302
   Net investment gains  (Note 2). . . . . . . . .        2,611            762            1,412
   Claim adjusting fees earned . . . . . . . . . .        5,593         10,423            9,357
                                                        -------        -------          -------
   Total revenues. . . . . . . . . . . . . . . . .       49,706         72,858           61,269
                                                        -------        -------          -------

EXPENSES:
   Claims and claims expenses (Note 4) . . . . . .       60,194         54,183           44,935
   Reinsurance recoveries. . . . . . . . . . . . .       35,589         11,986           13,233
                                                        -------        -------          -------
   Net claims and claims expenses. . . . . . . . .       24,605         42,197           31,702
   Service fees and commissions. . . . . . . . . .        7,480         16,025           10,640
   Reinsurance ceding commissions. . . . . . . . .       (9,874)       (11,551)          (8,002)
   Deferred policy acquisition cost amortization .        7,254          8,909            4,354
   General and administrative expenses . . . . . .       17,021         15,060           18,843
                                                        -------        -------          -------
   Total expenses. . . . . . . . . . . . . . . . .       46,486         70,640           57,537
                                                        -------        -------          -------
   Net income before income taxes. . . . . . . . .        3,220          2,218            3,732
   Income tax expense (benefit) (Note 7)
     Current . . . . . . . . . . . . . . . . . . .           --             --              130
     Deferred. . . . . . . . . . . . . . . . . . .          765         (2,069)          (2,630)
                                                        -------        -------          -------
     Income tax expense (benefit). . . . . . . . .          765         (2,069)          (2,500)
                                                        -------        -------          -------
   Net income. . . . . . . . . . . . . . . . . . .     $  2,455       $  4,287         $  6,232
                                                        -------        -------          -------
                                                        -------        -------          -------
PER SHARE DATA: (Note 1)
   Earnings per share:
     Basic . . . . . . . . . . . . . . . . . . . .     $    .55       $    .94         $   1.08
                                                        -------        -------          -------
                                                        -------        -------          -------
     Diluted . . . . . . . . . . . . . . . . . . .     $    .53       $    .92         $   1.06
                                                        -------        -------          -------
                                                        -------        -------          -------


         (See Accompanying Notes to Consolidated Financial Statements)

                               NOBEL INSURANCE LIMITED
                   CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                         (EXPRESSED IN UNITED STATES DOLLARS)

                                                                                      UNREALIZED
                                                                                         GAIN                             TOTAL
                                                   CAPITAL SHARES       CONTRIBUTED  (LOSS) ON    RETAINED  TREASURY  SHAREHOLDERS'
(IN THOUSANDS, EXCEPT SHARE DATA)               OUTSTANDING      AMOUNT    SURPLUS   INVESTMENTS  EARNINGS    STOCK      EQUITY
-----------------------------------------------------------------------------------------------------------------------------------
Year ended December 31, 1995:
Balances, beginning of year. . . . . . . . . . .  5,916,830      $7,535    $43,870    $(5,750)    $ 21,536   $(10,643)    $56,548
   Net income. . . . . . . . . . . . . . . . . .         --          --         --         --        6,232         --       6,232
   Treasury stock purchases (Note 8) . . . . . .   (466,054)         --         --         --           --     (4,862)     (4,862)
   Shares issued exercise of stock options . . .     91,587          92        211         --           --         --         303
   Change in unrealized gain (loss)  . . . . . .         --          --         --      7,843           --         --       7,843
   Dividends paid stockholders . . . . . . . . .         --          --         --         --       (1,156)        --      (1,156)
                                                  ---------      ------    -------     ------      -------   --------     -------
Balances, end of year. . . . . . . . . . . . . .  5,542,363      $7,627    $44,081     $2,093      $26,612   $(15,505)    $64,908

Year ended December 31, 1996:
   Net income. . . . . . . . . . . . . . . . . .         --          --         --         --        4,287         --       4,287
   Treasury stock purchases (Note 8) . . . . . . (1,187,990)         --         --         --           --    (14,097)    (14,097)
   Shares issued exercise of stock options . . .    116,733         116        418         --           --         --         534
   Change in unrealized gain (loss)  . . . . . .         --          --         --     (1,542)          --         --      (1,542)
   Dividends paid stockholders . . . . . . . . .         --          --         --         --         (903)        --        (903)
                                                  ---------      ------    -------     ------      -------   --------     -------
Balances, end of year. . . . . . . . . . . . . .  4,471,106      $7,743    $44,499      $ 551      $29,996   $(29,602)    $53,187


Year ended December 31, 1997:
   Net income. . . . . . . . . . . . . . . . . .         --          --         --         --        2,455         --       2,455
   Treasury stock purchases (Note 8) . . . . . .    (30,420)         --         --         --          --        (361)       (361)
   Shares issued - exercise of stock options . .     65,470          66        342         --          --          --         408
   Change in unrealized gain (loss). . . . . . .         --          --         --        828          --          --         828
   Dividends paid stockholders . . . . . . . . .         --          --         --         --         (900)        --        (900)
                                                  ---------      ------    -------     ------      -------   --------     -------
Balances, end of year. . . . . . . . . . . . . .  4,506,156     $ 7,809   $ 44,841    $ 1,379     $ 31,551   $(29,963)  $  55,617
                                                  ---------      ------    -------     ------      -------   --------     -------
                                                  ---------      ------    -------     ------      -------   --------     -------




             (See Accompanying Notes to Consolidated Financial Statements)

                              NOBEL INSURANCE LIMITED
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (EXPRESSED IN UNITED STATES DOLLARS)


                 YEARS ENDED DECEMBER 31,                 1997           1996             1995
------------------------------------------------------------------------------------------------
                                                                   (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income . . . . . . . . . . . . . . . . . . . . .      $ 2,455        $ 4,287          $ 6,232
   Adjustments to reconcile net income
      to net cash from operating activities:
   Depreciation and amortization . . . . . . . . . .        1,666          1,296            3,990
   Net realized investment gains . . . . . . . . . .       (2,611)          (762)          (1,412)
   (Gains) losses on disposal of other assets. . . .           (6)             8               60
   Change in deferred policy acquisition costs . . .       (3,745)         2,429           (1,091)
   Deferred tax expense (benefit). . . . . . . . . .          765         (2,069)          (2,630)
   Increase (decrease) in reserve for claims
      and claims expenses. . . . . . . . . . . . . .       (5,449)         6,722           17,378
   Increase (decrease) in unearned premiums. . . . .       (5,555)         2,283            6,954
   Increase (decrease) in accounts payable and
      accrued liabilities  . . . . . . . . . . . . .         (622)         3,277              178
   Decrease in net premiums receivable . . . . . . .        9,984          8,832            1,979
   (Increase) decrease in accrued interest income. .          256            (66)            (199)
   Increase in reinsurance recoverables. . . . . . .      (16,601)        (3,773)          (8,183)
   (Increase) decrease in prepaid reinsurance
      premiums . . . . . . . . . . . . . . . . . . .       12,175        (14,490)          (2,557)
   (Increase) decrease in other assets . . . . . . .           (7)            40              481
   (Increase) decrease in funds held by
      reinsurance companies. . . . . . . . . . . . .           62          1,639              (75)
   Net dispositions from
      trading portfolio investments. . . . . . . . .        7,317          3,098            3,236
                                                           ------        -------           ------
      Net cash provided from operating
         activities. . . . . . . . . . . . . . . . .           84         12,751           24,341
                                                           ------        -------           ------
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from investments sold or matured:
   Fixed maturities, available for sale. . . . . . .      105,973         40,664           51,832
   Equity securities, available for sale . . . . . .          573             --               --
Purchase of investments:
   Fixed maturities, available for sale. . . . . . .      (98,977)       (38,365)         (63,300)
   Equity securities, available for sale . . . . . .       (3,021)        (2,045)              --
Payments on acquisitions . . . . . . . . . . . . . .           (6)            (3)          (1,222)
Purchase of software, property and equipment . . . .         (588)        (2,293)          (3,832)
                                                          -------        -------           ------
   Net cash provided from (used by)
      investing activities . . . . . . . . . . . . .        3,954         (2,042)         (16,522)
                                                          -------        -------           ------



             (See Accompanying Notes to Consolidated Financial Statements)

                              NOBEL INSURANCE LIMITED
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (EXPRESSED IN UNITED STATES DOLLARS)
                                    (CONTINUED)


    YEARS ENDED DECEMBER 31,                              1997          1996           1995
---------------------------------------------------------------------------------------------
                                                                   (IN THOUSANDS)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of capital shares . . . . .          408            534            303
Proceeds from notes payable. . . . . . . . . . . .         --            3,642          1,487
Repayment of notes payable and capital
   lease obligation. . . . . . . . . . . . . . . .         (112)          (405)          (762)
Purchase of treasury stock . . . . . . . . . . . .         (361)       (14,097)        (4,862)
Dividends paid shareholders. . . . . . . . . . . .         (900)          (903)        (1,156)
                                                      ----------     ----------      ---------
   Net cash used by financing activities . . . . .         (965)       (11,229)        (4,990)
                                                      ----------     ----------      ---------
Net increase (decrease) in cash and
   cash equivalents. . . . . . . . . . . . . . . .        3,073           (520)         2,829
Cash and cash equivalents
   at beginning of year. . . . . . . . . . . . . .       14,785         15,305         12,476
                                                      ----------     ----------      ---------
Cash and cash equivalents
   at end of year. . . . . . . . . . . . . . . . .    $  17,858      $  14,785       $ 15,305
                                                      ----------     ----------      ---------
                                                      ----------     ----------      ---------


          (See Accompanying Notes to Consolidated Financial Statements)

                              NOBEL INSURANCE LIMITED
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         DECEMBER 31, 1997, 1996 AND 1995



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

     Nobel Service Corporation, a Delaware Corporation formed in 1993 to provide paymaster and disbursement services for the U .S. Group.

     IAS Claim Services, Inc., a Delaware corporation formed in 1994 to conduct the claim adjusting service business.

BASIS OF PRESENTATION

  The consolidated financial statements include the accounts of the Parent Company and the U.S. Group of wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated. The term "Company" in the notes to the consolidated financial statements includes the Parent Company and the U.S. Group.

                              NOBEL INSURANCE LIMITED
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         DECEMBER 31, 1997, 1996 AND 1995
                                    (CONTINUED)

  These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. Significant accounting policies are:

FAIR VALUE OF FINANCIAL INSTRUMENTS

     The fair value of all financial instruments approximated the carrying value at December 31, 1997 and 1996. The fair value of the Company's investment securities are disclosed in Note 2 and are based upon dealer quotes or published market rates. Cash and cash equivalents approximate fair value due to their short-term nature. Loans payable approximate fair value due to their variable rate. (See Note 6)

INVESTMENTS

  The Company carries its investments designated as trading portfolio investments at fair value and unrealized gains and losses are included in earnings. The Company carries its remaining fixed maturity investments designated as available for sale, at fair value. Unrealized gains and losses are excluded from earnings and reported as a separate component of shareholders' equity net of tax effect. Short-term investments include investments with an original maturity of one year or less and are carried at cost, which approximates fair value. Realized gains and losses on disposal of investments, determined by the specific identification method, are included in income. (See Note 6.)

PREMIUMS AND RELATED EXPENSES

  Premiums earned are included in earnings evenly over the terms of the policies. Premiums are reviewed annually for each customer when renewal quotations are prepared based on that customer's experience. The Company does not have policies that provide for retroactive premium adjustments.

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

                              NOBEL INSURANCE LIMITED
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         DECEMBER 31, 1997, 1996 AND 1995
                                    (CONTINUED)

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

  The Parent Company is, in management's opinion, a foreign corporation not engaged in a trade or a business within the United States and accordingly does not presently file a United States income tax return. The Parent Company has filed protective United States income tax returns, which report no gross income, which is effectively connected with a U.S. trade or business. The U.S. Group is domiciled in the United States and is subject to United States taxes on income (See Note 7).

PER SHARE AMOUNT

  The Company adopted the requirements of Statement of Financial Accounting Standards No. 128 "Earnings Per Share" (FAS 128) in 1997. In accordance with FAS 128, prior year per share amounts have been adjusted to reflect earnings per share as defined in the statement.

                              NOBEL INSURANCE LIMITED
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         DECEMBER 31, 1997, 1996 AND 1995
                                    (CONTINUED)

  Basic earnings per capital share were determined by dividing net income by the average capital shares outstanding. Diluted earnings per capital share was determined by dividing net income by diluted shares outstanding which, in 1997, 1996 and 1995, included capital and capital equivalent shares outstanding attributable to outstanding stock options as follows (in thousands):


                                                              1997           1996           1995
                                                              ----           ----           ----
     Basic Capital Shares Outstanding...................      4,496          4,555          5,764
     Shares Applicable to Capital
       Stock Equivalents................................        119            104            137
                                                              -----          -----          -----
     Diluted Capital Shares Outstanding.................      4,615          4,659          5,901
                                                              -----          -----          -----
                                                              -----          -----          -----


DEPRECIATION AND AMORTIZATION

  Depreciation of property and equipment is provided over the estimated useful lives of the respective assets by the straight-line method. Depreciation expense was $806,000, $720,000, and $590,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

  Goodwill (excess of total acquisition cost over the fair value of net assets acquired) and other intangible assets are being amortized on a straight-line basis over the estimated years to be benefited ranging from six months to seven years. Amortization expense was $837,000, $435,000, and $892,000 for the years ended December 31, 1997, 1996, and 1995, respectively.

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

  FAS 121 is effective for financial statements for fiscal years beginning after December 15, 1995; however, the Company elected to early adopt FAS 121 for the year ended December 31, 1995. An impairment loss for long-lived assets to be held and used of approximately $2,537,000 resulted from the implementation of FAS

                           NOBEL INSURANCE LIMITED
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       DECEMBER 31, 1997, 1996 AND 1995
                                 (CONTINUED)


121. This impairment loss was determined as of December 31, 1995 and is included in general and administrative expenses. There was no impairment loss for the years ending 1997 and 1996.

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

RECLASSIFICATION

  Certain prior period amounts presented for comparison have been reclassified to conform to the current year presentation adopted in 1997.

                           NOBEL INSURANCE LIMITED
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       DECEMBER 31, 1997, 1996 AND 1995
                                 (CONTINUED)

2.   INVESTMENTS

     The following is the amortized cost and estimated fair values of the Company's trading and available for sale portfolios at December 31, 1997 and 1996 (in thousands):


                                                                          GROSS           GROSS        ESTIMATED
                                                      AMORTIZED        UNREALIZED       UNREALIZED       FAIR
1997                                                     COST             GAINS           LOSSES         VALUE
--------------------------------------------------------------------------------------------------------------
Investments, Trading Portfolio:

   Redeemable Preferred Stock. . . . . . . . . . .      $    69         $    6            $  --        $    75
   Equity Securities . . . . . . . . . . . . . . .        2,830            157              129          2,858
   Other Investments . . . . . . . . . . . . . . .           37             --               10             27
                                                        -------         ------            -----        -------
         Total Investments, Trading Portfolio. . .      $ 2,936         $  163            $ 139        $ 2,960
                                                        -------         ------            -----        -------
                                                        -------         ------            -----        -------

Investments, Available for Sale:

   U.S. Treasury Securities and Obligations
      of U.S. Government Agencies. . . . . . . . .      $ 8,627         $  350            $ 169        $ 8,808
   U.S. Government Agencies--
      Mortgage-Backed Securities . . . . . . . . .       29,121            503               52         29,572
   Corporate Securities. . . . . . . . . . . . . .       56,771            593               19         57,345
   Equity Securities . . . . . . . . . . . . . . .        1,000            806               --          1,806
                                                        -------         ------            -----        -------
         Total Investments, Available for Sale . .      $95,519         $2,252            $ 240        $97,531
                                                        -------         ------            -----        -------
                                                        -------         ------            -----        -------



                                                                          GROSS           GROSS        ESTIMATED
                                                      AMORTIZED        UNREALIZED       UNREALIZED       FAIR
1996                                                     COST             GAINS           LOSSES         VALUE
--------------------------------------------------------------------------------------------------------------
Investments, Trading Portfolio:

   Corporate Securities. . . . . . . . . . . . . .     $    487        $    15             $ --       $    502
   Equity Securities . . . . . . . . . . . . . . .        2,611          1,541               95          4,057
   Other Investments . . . . . . . . . . . . . . .          722            146               33            835
                                                       --------        -------            -----       --------
         Total Investments, Trading Portfolio. . .     $  3,820        $ 1,702             $128       $  5,394
                                                       --------        -------            -----       --------
                                                       --------        -------            -----       --------

Investments, Available for Sale:

   U.S. Treasury Securities and Obligations
      of U.S. Government Agencies. . . . . . . . .     $ 11,790        $   383             $ 39       $ 12,134
   U.S. Government Agencies--
      Mortgage-Backed Securities . . . . . . . . .       28,568            323              262         28,629
   Corporate Securities. . . . . . . . . . . . . .       59,982            581              356         60,207
   Equity Securities . . . . . . . . . . . . . . .        2,045            254                6          2,293
                                                       --------        -------            -----       --------
         Total Investments, Available for Sale . .     $102,385        $ 1,541             $663       $103,263
                                                       --------        -------            -----       --------
                                                       --------        -------            -----       --------


                       NOBEL INSURANCE LIMITED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   DECEMBER 31, 1997, 1996 AND 1995
                             (CONTINUED)


  The amortized cost and estimated fair value of the bonds by contractual maturity dates for the trading portfolio and the investments available for sale as of December 31, 1997 are as follows (in thousands):


                                                                      ESTIMATED
                                                         AMORTIZED       FAIR
                                                            COST         VALUE
                                                         ---------    ---------
Investments, Available for Sale:
   Due in one year or less . . . . . . . . . . . .        $   575      $   588
   Due after one year through five years . . . . .         20,930       20,892
   Due after five years through ten years. . . . .         34,273       34,638
   Due after ten years . . . . . . . . . . . . . .          9,620       10,035
                                                          -------      -------
                                                           65,398       66,153

   Mortgage-Backed Securities. . . . . . . . . . .         29,121       29,572
                                                          -------      -------
          Total Investments Available for Sale . .        $94,519      $95,725
                                                          -------      -------
                                                          -------      -------


    Equity securities and other investments included in the Company's trading and available for sale portfolios at December 31, 1997 have no contractual maturity.

   Net investment gains and losses are summarized as follows (in thousands):


                                                    1997      1996         1995
                                                    ----      ----         ----
   Realized, Fixed Maturities. . . . . . .       $ 1,246    $  274       $  168
   Realized, Equity Securities . . . . . .         2,809     1,085          142
   Realized, Other Investments . . . . . .           106        40           41
   Unrealized, Trading Portfolio . . . . .        (1,550)     (637)       1,061
                                                 -------    ------       ------
     Net Gains . . . . . . . . . . . . . .       $ 2,611    $  762       $1,412
                                                 -------    ------       ------
                                                 -------    ------       ------


    Proceeds from sales of investments classified as available for sale during 1997, 1996, and 1995 were $106,546,000, $40,664,000, and $51,832,000, respectively. Gross gains of $1,765,000, $546,000, and $730,000, and gross losses of $474,000, $272,000, and $562,000 were realized on those sales in 1997, 1996, and 1995, respectively, and are included in the net investment gains in the income statement.

    The following schedule summarizes the components of net investment income (in thousands):


YEARS ENDED DECEMBER 31,                            1997      1996         1995
-------------------------------------------------------------------------------
Investment Income On:
     Fixed Maturities. . . . . . . . . . .       $ 6,385   $ 6,509       $6,676
     Equity Securities . . . . . . . . . .            71       223          322
     Short Term Investments. . . . . . . .           629       399          532
     Other . . . . . . . . . . . . . . . .           118       205          300
                                                 -------   -------       ------
                                                   7,203     7,336        7,830
Investment Expenses. . . . . . . . . . . .        (1,566)   (1,064)        (528)
                                                 -------   -------       ------
       Net Investment Income . . . . . . .       $ 5,637   $ 6,272       $7,302
                                                 -------   -------       ------
                                                 -------   -------       ------


                       NOBEL INSURANCE LIMITED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   DECEMBER 31, 1997, 1996 AND 1995
                             (CONTINUED)

In accordance with provisions of various assumed reinsurance agreements, the Company must collateralize reinsurance liabilities with letters of credit or trust arrangements. The letters of credit are, in turn, secured by investments. Further, the U.S. Group insurance companies are required to maintain security deposits with various state insurance departments.

  The following table presents the investments collateralized and pledged (in thousands):


                                                                 INVESTMENTS
                                                       AMORTIZED COST      FAIR VALUE
                                                       --------------      ----------
December 31, 1997
     Letters of Credit Issued $200   . . . . . . .        $   200           $   200
     Reinsurance Trust Account . . . . . . . . . .          9,455             9,606
     U.S. State Insurance Deposits . . . . . . . .          5,568             5,973
                                                          -------           -------
                                                          $15,223           $15,779
                                                          -------           -------
                                                          -------           -------

December 31, 1996
     Letters of Credit Issued $5,963 . . . . . . .        $ 6,487           $ 6,382
     Reinsurance Trust Account . . . . . . . . . .          8,757             8,780
     U.S. State Insurance Deposits . . . . . . . .          5,508             5,725
                                                          -------           -------
                                                          $20,752           $20,887
                                                          -------           -------
                                                          -------           -------


                       NOBEL INSURANCE LIMITED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   DECEMBER 31, 1997, 1996 AND 1995
                             (CONTINUED)

3.   POLICY ACQUISITION COSTS

  Policy acquisition costs deferred, net of ceding commission allowance recoveries, and the related amortization charged to income for insurance written and retained by the U.S. Group insurers and the reinsurance assumed by the foreign insurance companies were as follows (in thousands):


                                                      1997        1996        1995
                                                      ----        ----        ----
Balance, beginning of year . . . . . . . . . . . .  $   700    $  3,129    $  2,038
Costs deferred during year:
   Commissions and insurance taxes . . . . . . . .   16,047      14,066      10,064
   Reinsurance ceding commissions. . . . . . . . .   (9,874)    (11,551)     (8,002)
   Salaries and other costs. . . . . . . . . . . .    4,826       3,965       3,383
Amortization and charge-off during year. . . . . .   (7,254)     (8,909)     (4,354)
                                                    -------    --------    --------
Balance, end of year . . . . . . . . . . . . . . .  $ 4,445    $    700    $  3,129
                                                    -------    --------    --------
                                                    -------    --------    --------


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

  For the years 1992 through 1994, the Company established a general IBNR reserve to provide for possible adverse development in any of its lines of business due to unavailability of adequate historical data and the changing legal and legislative climate relating to tort liability. This general IBNR reserve has been released (including releases of $1,000,000 in each of 1995 and 1996) based upon refined actuarial data and analysis and increased claims experience.

  Since 1989, the Company has implemented strategies to reduce the amount of underwriting risk and refine the claims data available for actuarial analysis for its casualty coverages, and has maintained a conservative reserving philosophy to avoid recurrence of the adverse reserve development experienced prior to 1989. The Company has experienced favorable reserve development from 1989 through 1994. In 1995, the Company strengthened its reserves because of loss development in the current writings of its haulers program. This strengthening was in excess of redundancies experienced on the runoff business. In 1996, the Company again experienced favorable development. In 1997 the Company experienced adverse reserve development.

                             NOBEL INSURANCE LIMITED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1997, 1996 AND 1995
                                   (CONTINUED)


   The following table reconciles claims and claims expenses to year-end reserves by adding claims recorded in the current year to the balance at the beginning of the year and deducting payments made during the year (in thousands):

                                                1997      1996      1995
                                                ----      ----      ----
   Balance at January 1. . . . . . . . . . .   $88,397   $81,675   $64,297
   Less reinsurance recoverables . . . . . .    22,262    19,205    12,846
                                               -------   -------   -------
   Net balance at January 1. . . . . . . . .    66,135    62,470    51,451
                                               -------   -------   -------
   Incurred related to:
     Current year. . . . . . . . . . . . . .    22,429    43,286    30,002
     Prior  years. . . . . . . . . . . . . .     2,176    (1,089)    1,700
                                               -------   -------   -------
                                                24,605    42,197    31,702
                                               -------   -------   -------
   Paid related to:
     Current year. . . . . . . . . . . . . .     8,405    15,635     8,788
     Prior years . . . . . . . . . . . . . .    33,373    22,897    11,895
                                               -------   -------   -------
                                                41,778    38,532    20,683
                                               -------   -------   -------

   Net balance at December 31. . . . . . . .    48,962    66,135    62,470
   Plus reinsurance recoverables . . . . . .    33,986    22,262    19,205
                                               -------   -------   -------
   Balance at December 31. . . . . . . . . .   $82,948   $88,397   $81,675
                                               -------   -------   -------
                                               -------   -------   -------

  The reserve deficiency in 1997 of $2,176,000 included a deficiency of $2,404,000 for commercial casualty, and additional deficiencies of $2,639,000 for specialty surety offset by redundancy for unallocated loss adjustment expense of $787,000, and assumed explosives business of $1,918,000. The remaining slight deficiency for LPG runoff and personal auto, offset by slight redundancies for personal lines and other business comprise the remaining redundancy of $162,000.

  The reserve redundancy in 1996 of $1,089,000 included a deficiency of $4,193,000 for commercial casualty, which was offset by redundancies of $498,000 for specialty surety, $23,000 for personal lines, $1,405,000 for propane runoff, and $2,356,000 for the assumed explosives business. In addition, a $1,000,000 general IBNR reserve was released in 1996.

  The reserve deficiency in 1995 of $1,700,000 included deficiencies of $3,300,000 for commercial casualty and $1,200,000 for surety. This was partially offset by redundancies of $600,000 for reinsurance assumed casualty reserves, $300,000 for LPGRRG Insurance, $800,000 redundancy for Fidelity Bank Bond business, $100,000 for Personal Lines business and a general IBNR reserve release of $1,000,000.

                             NOBEL INSURANCE LIMITED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1997, 1996 AND 1995
                                   (CONTINUED)

5.   REINSURANCE

  Reinsurance arrangements are utilized to limit maximum loss, provide greater diversification of risk and minimize exposures on large or hazardous risks. A large portion of the reinsurance is effected under reinsurance contracts known as treaties and in some instances by negotiation on individual risks.

  The impact of reinsurance assumed and purchased on premiums earned was as follows (in thousands):


YEARS ENDED DECEMBER 31,                          1997        1996        1995
---------------------------------------------------------------------------------
Direct premiums earned . . . . . . . . . . .   $ 81,711    $ 81,099     $ 63,425
Assumed from other companies . . . . . . . .        150         321          136
Reinsurance purchased from
   other companies . . . . . . . . . . . . .    (45,996)    (26,019)     (20,363)
                                               --------    --------     --------
Net premiums earned. . . . . . . . . . . . .   $ 35,865    $ 55,401     $ 43,198
                                               --------    --------     --------
                                               --------    --------     --------
Percent of amount assumed to net . . . . . .       0.4%        0.6%         0.3%
                                               --------    --------     --------
                                               --------    --------     --------

  The reserve for claims and claim expenses at December 31, 1997 and 1996 is shown gross of estimated amounts recoverable from other insurers of $33,986,000 and $22,262,000, respectively; unearned premiums at December 31, 1997 and 1996 are shown gross of amounts ceded of $15,141,000 and $27,316,000 respectively. The reinsurance balances have been reported as assets in accordance with the gross reporting provisions of FAS 113. To the extent that reinsuring companies are later unable to meet obligations under reinsuring agreements, the Company would remain liable. To minimize its exposure to significant losses from reinsurer insolvencies, the Company evaluates the financial condition of its reinsurers. At December 31, 1997 and 1996, reinsurance recoverables with a carrying value of approximately $24,900,000 and $19,400,000, respectively, were associated with three reinsurers. At December 31, 1997, reinsurance recoverable and prepaid reinsurance balances of $1,412,000 were collateralized by funds held, trust assets or letters of credit. During 1997 approximately $617,000 of interest was paid to the reinsurers on the funds held by the company and not distributed to the reinsurers under the reinsurance agreement.

                             NOBEL INSURANCE LIMITED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1997, 1996 AND 1995
                                   (CONTINUED)

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

     The credit agreement imposes certain financial covenants including consolidated net worth amount, capitalization ratio, earnings coverage ratio, capital expenditures amounts, statutory surplus amount, operating leverage ratios, fixed change coverage ratios and risk based capital amount. As of December 31, 1997, the Company had not met the earnings coverage ratio. The Company has received from the lender a waiver of the event of default for the year ended December 31, 1997.

     The Company entered into an interest rate swap agreement with the lender, which terminates October 1, 2001. Under this agreement, the Company pays a fixed rate of 6.8% on $5,000,000 of the credit agreement. If the current rates are less than 6.8% the lender receives the difference between the fixed rate and the current rate. If the rate goes above the 6.8% the lender will pay the company the difference. During 1997, and 1996 the Company paid the lender approximately $59,000 and $29,000 respectively, under the swap arrangements. The Company is permitted to terminate the swap arrangements by paying the lender the fair market value thereof. As of December 31, 1997 the Company would have had to pay approximately $100,000 to terminate the swap agreement. As of December 31, 1997, the Company has borrowed $3,538,000 under this loan facility commitment.

  Mortgages, notes payable and obligations under capital leases are as follows (in thousands):


      DECEMBER 31,                                      1997       1996
      --------------------------------------------------------------------
      Real Estate                                      $  954    $1,032

      Credit Agreement Term Loan Facility               3,538     3,538
      Obligations Under Capital Lease & Other              --        35
                                                       ------    ------
                                                       $4,492    $4,605
                                                       ------    ------
                                                       ------    ------

  Interest expense of $336,000, $362,000, and $146,000 in 1997, 1996 and 1995,
respectively, approximated interest paid.

                             NOBEL INSURANCE LIMITED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1997, 1996 AND 1995
                                   (CONTINUED)

7.   INCOME TAXES

  The effect of income taxes on operations is presented below:


YEARS ENDED DECEMBER 31,                          1997      1996       1995
------------------------------------------------------------------------------
                              (DOLLARS IN THOUSANDS)
Net income before income taxes . . . . . . .    $3,220    $ 2,218     $ 3,732
Non U.S. source - not subject to tax . . . .       800      4,449       2,018
                                                ------    -------     -------
U.S. source - subject to tax . . . . . . . .    $2,420    $(2,231)    $ 1,714
                                                ------    -------     -------
                                                ------    -------     -------
Computed "expected" tax expense
  (benefit) @ 34%. . . . . . . . . . . . . .    $  823    $  (758)    $   583
Reduction for tax exempt interest. . . . . .      (196)      (417)         --
Change in deferred tax
valuation allowance. . . . . . . . . . . . .        --       (907)     (4,497)
Writedown for impairment
of intangible assets . . . . . . . . . . . .        --         --         863
Amortization of goodwill . . . . . . . . . .        --         --         157
Others . . . . . . . . . . . . . . . . . . .       138         13         394
                                                ------    -------     -------
Income Tax Expense (Benefit) . . . . . . . .    $  765    $(2,069)    $(2,500)
                                                ------    -------     -------
                                                ------    -------     -------

  The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1997 and 1996 are presented below:


DECEMBER 31,                                              1997       1996
----------------------------------------------------------------------------
                              (DOLLARS IN THOUSANDS)
Deferred tax assets:
   Accounts receivable, principally due to
     allowance for doubtful accounts . . . . . . . . .  $    34    $    49
   Claims reserves, principally due to discounting
     for tax . . . . . . . . . . . . . . . . . . . . .    1,839      2,887
   Unearned premium adjustment . . . . . . . . . . . .    1,339        889
   Net operating loss carryforwards. . . . . . . . . .    2,774      1,514
   Other . . . . . . . . . . . . . . . . . . . . . . .      754        847
                                                        -------    -------
     Total gross deferred tax assets . . . . . . . . .    6,740      6,186

Deferred tax liabilities:
   Deferred policy acquisition costs . . . . . . . . .   (1,511)      (238)
   Unrealized gains bonds available for sale . . . . .     (634)      (327)
   Other . . . . . . . . . . . . . . . . . . . . . . .     (893)      (847)
                                                        -------    -------
     Total gross deferred tax liabilities. . . . . . .   (3,038)    (1,412)
                                                        -------    -------
       Net deferred tax asset. . . . . . . . . . . . .  $ 3,702    $ 4,774
                                                        -------    -------
                                                        -------    -------

  The Company made tax payments of $4,000, $50,000, and $130,000 in 1997, 1996 and 1995 respectively. At December 31, 1997, the U. S. Group had consolidated net operating losses of approximately $8,160,000, which may be carried forward for U. S. federal income tax purposes. Such loss carryforwards expire beginning in 2004.

                             NOBEL INSURANCE LIMITED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1997, 1996 AND 1995
                                   (CONTINUED)

     Under current Bermuda law the Company is not obligated to pay any taxes on income or gains, as such taxes in Bermuda do not exist. Further in 1987 the Company received an exemption from the Ministry of Finance in Bermuda, that in the event of there being enacted legislation imposing tax computed on profits, income, or capital asset gain or appreciation, or any tax in the nature of estate duty or inheritance tax, then the imposition of such tax shall not be applicable to the Company. This exemption shall be in effect until March 28, 2016. There is no effect of this exemption on the financial statements since Bermuda does not presently impose such taxes.


8.    SHAREHOLDERS' EQUITY AND RESTRICTIONS

      Under the Bermuda Insurance Act of 1978 and related regulations, the Parent Company is required to meet minimum solvency margins. Accordingly, the distribution of earnings by declaration of dividends is limited to the lower of the amount of retained earnings or the excess of shareholders' equity over the statutory minimum requirements. At December 31, 1997, the statutory minimum requirement was approximately $1,000,000, which was satisfied by share capital and contributed surplus. At December 31, 1997, the Company has accumulated earnings available to pay dividends of $37,485,000, after adjustment for prior stock dividend transfers to contributed surplus of $5,934,000.

      Retained earnings of the property and casualty subsidiaries available for distribution as dividends is limited by law to insurance regulatory approval in certain cases. Approval is required for the payment of any dividend which exceeds the greater of either 10% of property and casualty statutory capital stock and surplus as of the preceding December 31 or net income of the preceding calendar year on a statutory basis. The Company has calculated the impact of the risk based capital requirements of the National Association of Insurance Commissioners. The risk based capital formula requires an insurer to compute the amount of capital necessary to support specified elements of risk. The Company has concluded that current capital levels significantly exceed the regulatory risk based capital requirements.

      Net income and shareholders' equity of the U.S. insurance subsidiary, as filed with regulatory authorities on the basis of statutory accounting practices, are as follows:

          YEARS ENDED DECEMBER 31,                  1997          1996        1995
          ---------------------------------------------------------------------------
          Statutory net income . . . . . . . . $   899,000    $   268,000  $3,806,000


          DECEMBER 31,                              1997       1996
          ---------------------------------------------------------------
          Statutory shareholder's equity . . . $34,988,000    $35,513,000

                             NOBEL INSURANCE LIMITED
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         DECEMBER 31, 1997, 1996 AND 1995
                                    (CONTINUED)


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

  In 1997, the Board of Directors had the authorization to purchase 336,000 Nobel shares in open market transactions. At December 31, 1997, the Company had remaining authority to buy back up to 306,000 Nobel shares when the price is attractive and cash is available. During 1997, the Company acquired 30,400 shares at a cost of $361,000, or an average cost of $11.875 per share. In 1996, the Company acquired 1,188,000 shares at a cost of $14,097,000, or an average cost of $11.87 per share. The shares purchased reduced the capital shares outstanding and the cost of shares purchased has been deducted from shareholders' equity. The Company is precluded from any further share repurchase under the terms of the Stock Purchase Agreement.

  The Parent Company has an Incentive Stock Option Plan (the "ISO Plan"), covering 800,000 capital shares of the Company. Unless terminated earlier by action of the Board of Directors of the Company, the ISO Plan will terminate in March 2001. The exercise price of all options granted pursuant to the ISO Plan must be equal to at least the fair market value of the capital shares on the date of grant. The options generally vest over a period of from one to four years, with terms, which range from three to ten years. The options are granted with stock appreciation rights ("SAR") which gives the Company the right to pay, upon exercise of an option, the difference between the fair market value of the optional shares and the option exercise price in shares, cash or a combination of both. The Company adopted a policy which allows option holders to purchase stock under the ISO Plan, except at the Company's discretion, an individual option holder could redeem up to 1,000 option shares by cash payment under the SAR. The financial statements include a liability of approximately $66,000 for this benefit.

  Also, the Company has granted stock options to non-employees pursuant to the Non-Employee Directors' Stock Option Plan, as amended in 1995 covering up to 300,000 shares, or based on the approval of the Board of Directors. These options generally vest over a period of one year, with terms, which range from five to ten years. Unless terminated earlier by action of the Board of Directors, the Directors' Plan will terminate May 2001.

                             NOBEL INSURANCE LIMITED
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         DECEMBER 31, 1997, 1996 AND 1995
                                    (CONTINUED)

     A summary of the status of the Company's stock option plans as of December 31, 1997, 1996 and 1995 and changes during the years ending on those dates is presented below:




                                                    1997              1996                   1995
                                                    ----              ----                   ----

                                                       Weighted          Weighted              Weighted
                                                       -average          -average              -average
                                                       exercise          exercise              exercise
                                              Shares    Price     Shares   Price      Shares    Price
                                              ------    -----     ------   -----      ------    -----
Options outstanding at beginning of year     385,584   $  8.03   439,742   $  6.57   387,900   $  5.04
Granted                                       75,775     12.49    65,450     11.38   150,243      8.49
Exercised                                    (69,340)     6.28  (119,033)     4.48   (96,444)     3.40
Forfeited                                    (16,610)     9.01      (575)     8.03    (1,957)     5.45
                                             -------            --------             -------
Options outstanding at end of year           375,409      9.21   385,584      8.03   439,742      6.57
                                             -------            --------             -------
                                             -------            --------             -------
Options exercisable at end of year           273,493      8.74   242,477      7.32   288,394      5.77
                                             -------            --------             -------
                                             -------            --------             -------


     The following table summarizes information about stock options outstanding at December 31, 1997.




                                            Options Outstanding                      Options Exercisable
                                            -------------------                      -------------------

                                                              Weighted-
                                                Weighted-      average                          Weighted-
                                    Number of    average      remaining           Number of      average
                   Range of          options     exercise    contractual           options      exercise
                exercise prices    outstanding    price     life (in years)      exercisable      price
                ---------------    -----------    -----     ---------------      -----------      -----
                $4.00 - $7.625       111,491      $  6.66        .66                107,430        $6.62
                $8.00 - $12.563      263,918        10.29       2.80                166,063        10.11
                                     -------                                        -------
                $4.00 - $12.563      375,409         9.21       2.16                273,493         8.74
                                     -------                                        -------
                                     -------                                        -------

  In 1997, 1996 and 1995, employee options covering 3,870, 2,300, and 4,857 shares, respectively, were exercised and the Company elected to pay the stock appreciation value of $22,801, $15,000, and $31,400, respectively. As a result of the exercise of employee and director options in 1997, capital shares were increased $66,000 and contributed surplus was increased $342,000.

                             NOBEL INSURANCE LIMITED
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         DECEMBER 31, 1997, 1996 AND 1995
                                    (CONTINUED)

     The Company implemented Statement of Financial Accounting Standards No. 123 (FAS 123) at December 31, 1996. As provided for in FAS 123, the Company has elected to continue to apply the intrinsic value method to recognize compensation cost related to stock options. Under this method, no compensation cost related to stock options granted in 1997, 1996 or 1995 has been reflected in the accompanying consolidated financial statements. The following pro forma amounts reflect the difference between compensation cost included in net income, as reported, and the related cost that would have been recognized had the fair value method introduced in FAS 123 been used:

                                                  1997     1996     1995
                                                  ----     ----     ----

         Net income              As reported    $ 2,455  $ 4,287  $ 6,232
                                                -------  -------  -------
                                                -------  -------  -------
                                 Pro forma      $ 2,386  $ 4,224  $ 6,186
                                                -------  -------  -------
                                                -------  -------  -------

         Net income per share    As reported:
                                 Basic          $  0.55  $  0.94  $  1.08
                                                -------  -------  -------
                                                -------  -------  -------
                                 Diluted        $  0.53  $  0.92  $  1.06
                                                -------  -------  -------
                                                -------  -------  -------

                                 Pro forma:
                                 Basic          $  0.53  $  0.93  $  1.07
                                                -------  -------  -------
                                                -------  -------  -------
                                 Diluted        $  0.52  $  0.91  $  1.05
                                                -------  -------  -------
                                                -------  -------  -------


     During the initial phase-in period, the effects indicated above may not be representative of the effects on net income and net income per share for future years.

     The Company uses the Black-Scholes option pricing model to estimate the fair values of options. Under this method, the weighted-average grant-date fair value of options granted during 1997, 1996 and 1995, as well as the weighted-average of the significant assumptions used in the calculation, are as follows:

                                                        1997       1996      1995
                                                        ----       ----      ----
         Grant-date fair value of options granted
            during the year                            $  1.49   $  1.16   $  1.27
         Risk-free interest rate                         5.76%     5.31%     7.10%
         Expected life in years                           1.32      1.10      1.82
         Expected volatility                               25%       25%       25%
         Expected dividends                            $   .20   $   .20   $   .20


                             NOBEL INSURANCE LIMITED
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         DECEMBER 31, 1997, 1996 AND 1995
                                    (CONTINUED)

9.   COMMITMENTS AND CONTINGENCIES

     The Company rents office space under various operating leases. Rent expense was approximately $387,000, $441,000, and $607,000 in 1997, 1996 and
1995, respectively. Future minimum lease payments under the leases are approximately $307,000, $280,000, $256,000, $263,000, $21,000 in 1998, 1999,
2000, 2001 and 2002, respectively.

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

10. 401k PROFIT SHARING PLAN

     The Company sponsors a 401k Profit Sharing Plan for eligible employees. The basic plan provisions for the 401k include participation after six months of service; vesting over five years at 20% per year; 100% employer matching up to 4% of base compensation; and prior years of service counting towards the vesting requirement. Funding for the 401k is provided at each pay period.
  The amount funded and expensed by the Company for employer matching was $315,000, $305,000, and $291,000 in 1997, 1996 and 1995, respectively.

11.  SUBSEQUENT EVENTS

     On December 19, 1997 Nobel Insurance Limited entered into a Stock Purchase Agreement to sell its United States assets, consisting of the stock of its indirect wholly-owned subsidiaries (including Nobel Insurance Company), which is held by Nobel Holdings, Inc., to a wholly owned subsidiary of Renaissance Re Holdings, Ltd. ("Renaissance Re"), for approximately $54.1 million in cash.

     Following consummation of the sale, the Company expects to liquidate Nobel Holdings, Inc., its non-operating U.S. holding company, and to begin the process of liquidating the Company. Ultimately, the Company expects to distribute cash proceeds to its shareholders equal to approximately $14 per share, representing approximately $63 million in the aggregate. Renaissance Re has agreed to make a limited recourse loan to the Company of approximately $8.9 million to facilitate the liquidation process, which will be governed

                             NOBEL INSURANCE LIMITED
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         DECEMBER 31, 1997, 1996 AND 1995
                                    (CONTINUED)

by Bermuda law. The remaining assets, if any, after payment of the liquidating distribution will be used to repay the loan from Renaissance Re.

     Consummation of the sale and liquidation is subject to various consents and approvals, including approval by the Company's shareholders and required regulatory approvals.

                              NOBEL INSURANCE LIMITED                 SCHEDULE I
                        CONSOLIDATED SUMMARY OF INVESTMENTS
                                 DECEMBER 31, 1997
                                   (IN THOUSANDS)



                                                                       AMOUNT
                                                                      AT WHICH
                                                                       SHOWN IN
                                                 AMORTIZED   FAIR        THE
TYPE OF INVESTMENT                                 COST      VALUE  BALANCE SHEET
-----------------------------------------------------------------------------------
Investments, trading portfolio:
   Redeemable preferred stock. . . . . . . .   $     69   $     75    $     75
   Equity securities . . . . . . . . . . . .      2,830      2,858       2,858
   Other investments . . . . . . . . . . . .         37         27          27
                                                  -----      -----       -----
      Total investments, trading portfolio .   $  2,936   $  2,960    $  2,960
                                                  -----      -----       -----
                                                  -----      -----       -----

Investments, available for sale:
   U.S. Treasury securities and obligations
      of U.S. Government agencies. . . . . .   $  8,627   $  8,808    $  8,808
   U.S. Government agencies
      Mortgage-backed securities . . . . . .     29,121     29,572      29,572
   Corporate securities. . . . . . . . . . .     56,771     57,345      57,345
   Equity securities . . . . . . . . . . . .      1,000      1,806       1,806
                                                  -----      -----       -----
      Total investments, available for sale.   $ 95,519   $ 97,531    $ 97,531
                                                 ------     ------      ------
                                                 ------     ------      ------

Short-term investments:
   U.S. banks. . . . . . . . . . . . . . . .   $  1,466   $  1,466    $  1,466
   Money market mutual funds . . . . . . . .     17,426     17,426      17,426
                                                 ------     ------      ------
      Total short term investments . . . . .   $ 18,892   $ 18,892    $ 18,892
                                                 ------     ------      ------
                                                 ------     ------      ------

      Total investments. . . . . . . . . . .   $117,347   $119,383    $119,383
                                                -------    -------     -------
                                                -------    -------     -------


                              NOBEL INSURANCE LIMITED              SCHEDULE II
                   CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                         PARENT COMPANY ONLY BALANCE SHEETS
                                   (IN THOUSANDS)


                                                   DECEMBER 31,
                                                  1997       1996
--------------------------------------------------------------------
ASSETS

Cash and short-term investments. . . . . . .   $  1,458 $    3,251
Bonds and notes available for sale . . . . .     13,443     13,674
Equity securities, trading portfolio . . . .      --           985
Investments in and equity in net assets
  of subsidiaries. . . . . . . . . . . . . .     11,094      8,844
Advances to affiliates . . . . . . . . . . .     34,733     34,052
Net premiums receivable. . . . . . . . . . .      1,089      1,246
Other receivables and assets . . . . . . . .      1,784      2,138
                                                -------   --------
   Total assets. . . . . . . . . . . . . . .   $ 63,601 $   64,190
                                                -------   --------
                                                -------   --------

LIABILITIES

Reserves for claims and claims expenses. . .   $  6,958 $   10,346
Unearned premiums. . . . . . . . . . . . . .      --             1
Accounts payable and accrued liabilities . .      1,026        656
                                                -------   --------
   Total liabilities . . . . . . . . . . . .      7,984     11,003
                                                -------   --------

SHAREHOLDERS' EQUITY

Capital shares . . . . . . . . . . . . . . .      7,809      7,743
Contributed surplus. . . . . . . . . . . . .     44,841     44,499
Unrealized gains on investments. . . . . . .      1,379        551
Retained earnings. . . . . . . . . . . . . .     31,551     29,996
Treasury stock . . . . . . . . . . . . . . .    (29,963)   (29,602)
                                                -------   --------
   Total shareholders' equity. . . . . . . .     55,617     53,187
                                                -------   --------

   Total liabilities and shareholders' equity  $ 63,601 $   64,190
                                                -------   --------
                                                -------   --------


             (See Accompanying Notes to Condensed Financial Statements.)

                          NOBEL INSURANCE LIMITED                    SCHEDULE II
                CONDENSED FINANCIAL INFORMATION OF REGISTRANT        (CONTINUED)
                    PARENT COMPANY ONLY STATEMENTS OF INCOME
                FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                                (IN THOUSANDS)


                                                  1997       1996        1995
--------------------------------------------------------------------------------
REVENUES:
   Premiums and fees earned. . . . . . . . .    $   151   $    124     $   155
   Net investment and other income . . . . .      1,014      1,473       2,838
                                                  -----      -----       -----
      Total. . . . . . . . . . . . . . . . .      1,165      1,597       2,993
                                                  -----      -----       -----

EXPENSES:
   Claims and claims expense . . . . . . . .     (1,958)    (3,171)       (526)
   Operating expenses. . . . . . . . . . . .      2,323        319       1,501
                                                  -----      -----       -----
      Total. . . . . . . . . . . . . . . . .        365     (2,852)        975
                                                  -----      -----       -----
Income before equity
  in earnings of subsidiaries. . . . . . . .        800      4,449       2,018

Equity in earnings of subsidiaries . . . . .      1,655       (162)      4,214
                                                  -----      -----       -----
Net income . . . . . . . . . . . . . . . . .    $ 2,455   $  4,287     $ 6,232
                                                  -----      -----       -----
                                                  -----      -----       -----


             (See Accompanying Notes to Condensed Financial Statements)

                             NOBEL INSURANCE LIMITED                SCHEDULE II
                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT      (CONTINUED)
                   PARENT COMPANY ONLY STATEMENTS OF CASH FLOWS
                FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                                  (IN THOUSANDS)


                                                  1997       1996        1995
-------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income . . . . . . . . . . . . . . . . .    $ 2,455  $   4,287    $  6,232
Adjustments to reconcile net income to net
   cash used by operating activities:
   Depreciation and amortization . . . . . .        (19)       (32)          2
   Change in deferred acquisition costs. . .       --            1         421
   Equity in undistributed (earnings) loss
      of subsidiaries. . . . . . . . . . . .     (1,655)       162      (4,214)
   Decrease in reserve for claims
      and claims expenses. . . . . . . . . .     (3,388)    (7,738)     (4,917)
   Decrease in unearned premiums . . . . . .         (1)       (10)         (9)
   Increase (decrease) in accounts payable and
      accrued liabilities. . . . . . . . . .        404        (45)        (39)
   Realized investment and foreign
      currency (gains) losses. . . . . . . .       (136)      (139)         18
   Other-net . . . . . . . . . . . . . . . .        513      1,111         166
                                                 ------     ------      ------
Net cash used by operating activities. . . .     (1,827)    (2,403)     (2,340)
                                                 ------     ------      ------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Sales of investments . . . . . . . . . . .      8,606     10,412      16,943
  Purchase of investments. . . . . . . . . .     (7,004)      --        (4,170)
  Advances (to) from subsidiaries. . . . . .       (681)     2,468      (1,220)
                                                 ------     ------      ------
Net cash provided from investing activities.        921     12,880      11,553
                                                 ------     ------      ------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase in notes payable . . . . . . . .       --          103         106
   Repayment of notes payable. . . . . . . .        (34)       (92)       (107)
   Purchase of treasury stock. . . . . . . .       (361)   (14,097)     (4,862)
   Dividends paid to shareholders. . . . . .       (900)      (903)     (1,156)
   Proceeds from issuance of capital shares.        408        534         303
                                                 ------     ------      ------
Net cash used by
   financing activities. . . . . . . . . . .       (887)   (14,455)     (5,716)
                                                 ------     ------      ------
Net increase (decrease) in cash and
   cash equivalents. . . . . . . . . . . . .     (1,793)    (3,978)      3,497
Cash and cash equivalents at
   beginning of year . . . . . . . . . . . .      3,251      7,229       3,732
                                                 ------     ------      ------
Cash and cash equivalents
   at end of year. . . . . . . . . . . . . .    $ 1,458  $   3,251    $  7,229
                                                 ------     ------      ------
                                                 ------     ------      ------


              (See Accompanying Notes to Condensed Financial Statements)

                          NOBEL INSURANCE LIMITED                   SCHEDULE II
                CONDENSED FINANCIAL INFORMATION OF REGISTRANT       (CONTINUED)
                   NOTES TO CONDENSED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995



     The accompanying condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto of Nobel Insurance Limited.

A. Bonds and notes available for sale on the parent only balance sheet are carried at fair value in 1997 and 1996 (cost of $13,294,000 -- 1997 and $13,756,000 -- 1996). Unrealized gain of $149,000 in 1997 and $82,000 of unrealized loss in 1996 are recognized as a separate component of shareholders'equity.

B. Investment and other income in 1997 and 1996 includes $302,000 and $756,000, respectively of unrealized losses from the trading portfolio investments.

C. Claims and claims expense shown in the statements of income for the three years ended December 31, 1997 reflect the continued favorable runoff experience of the Company's assumed reinsurance casualty reserves for all years.

                               NOBEL INSURANCE LIMITED              SCHEDULE III
                        SUPPLEMENTARY INSURANCE INFORMATION
                                   (IN THOUSANDS)


                                                                                                 AMORTI-
                                                                                       BENEFITS, ZATION
                                            FUTURE                                     CLAIMS,   OF
                                  DEFERRED  POLICY                                     LOSSES    DEFERRED
                                  POLICY    BENEFITS,                        NET  AND  POLICY    OTHER
                                  ACQUISI-  CLAIMS,                PREMIUM   INVEST-   SETTLE-   ACQUISI-   OPERAT-   NET
                                  TION      CLAIMS      UNEARNED   AND FEE   MENT      MENT      TION       ING       PREMIUMS
SEGMENTS                          COST      EXPENSES    PREMIUMS   REVENUE   INCOME    EXPENSES  COST       EXPENSES  WRITTEN
--------                         -------   ----------  ----------  -------  --------- --------- ---------   --------  ---------

1997
Property and casualty insurance  $ 4,445   $82,948(3)  $34,834(4)  $41,458  $8,248(1) $24,605    $7,254(2)  $14,627    $42,485
                                 -------   ----------  ----------  -------  --------- -------    ---------  -------    -------
                                 -------   ----------  ----------  -------  --------- -------    ---------  -------    -------
1996
Property and casualty insurance  $   700   $88,397(3)  $40,389(4)  $65,824  $7,034(1) $42,197    $8,909(2)  $19,534    $43,195
                                 -------   ----------  ----------  -------  --------- -------    ---------  -------    -------
                                 -------   ----------  ----------  -------  --------- -------    ---------  -------    -------

1995
Property and casualty insurance  $ 3,129   $81,675(3)  $38,106(4)  $52,555  $8,714(1) $31,702    $4,354(2)  $21,481    $47,594
                                 -------   ----------  ----------  -------  --------- -------    ---------  -------    -------
                                 -------   ----------  ----------  -------  --------- -------    ---------  -------    -------


(1)  Includes $2,611, $762, and $1,412 in 1997, 1996 and 1995, respectively, of net investment gains.

(2) Included in Deferred Policy Acquisition Cost Amortization in the Consolidated Statements of Income.

(3) Gross of estimated amounts recoverable from other insurers of $33,986, $22,262, and $19,205 in 1997, 1996 and 1995, respectively.

(4)  Gross of amounts ceded of  $15,141, $27,316, and $12,826 in 1997, 1996 and
     1995, respectively.

                              NOBEL INSURANCE LIMITED               SCHEDULE IV
                                    REINSURANCE
                              YEARS ENDED DECEMBER 31,
                                   (IN THOUSANDS)


                                              ASSUMED     REINSURANCE            PERCENTAGE
                                    DIRECT    FROM        PURCHASED      NET      OF AMOUNT
                                   PREMIUM    OTHER       FROM OTHER   PREMIUMS   ASSUMED TO
LINE OF BUSINESS                   EARNED     COMPANIES   COMPANIES     EARNED       NET
----------------                   --------  ----------   ----------   --------  -----------
1997
Property and casualty insurance    $81,711   $    150       $45,996     $35,865      0.4%
                                   --------  ----------   ----------   --------
                                   --------  ----------   ----------   --------
1996
Property and casualty insurance    $81,099   $    321       $26,019     $55,401      0.6%
                                   --------  ----------   ----------   --------
                                   --------  ----------   ----------   --------
1995
Property and casualty insurance    $63,425   $    136       $20,363     $43,198      0.3%
                                   --------  ----------   ----------   --------
                                   --------  ----------   ----------   --------

                              NOBEL INSURANCE LIMITED              SCHEDULE VI
                             SUPPLEMENTAL INFORMATION
                              YEARS ENDED DECEMBER 31,
                                     (IN THOUSANDS)

                  RESERVE
                  FOR            DISCOUNT              INCURRED         PAID
                  CLAIMS         DEDUCTED               LOSSES          CLAIMS
                  AND            FROM           -------------------     AND
                  CLAIM          CLAIM          CURRENT      PRIOR      CLAIM
                  EXPENSES       RESERVES        YEAR        YEAR       EXPENSES
               ------------      --------     --------    ---------    ----------
1997           (1)$  82,948       $ 595       $ 22,999    $  1,606     $   41,778
               ------------      --------     --------    ---------    ----------
               ------------      --------     --------    ---------    ----------

1996           (1)$  88,397       $ 707       $ 43,286    $ (1,089)    $   38,532
               ------------      --------     --------    ---------    ----------
               ------------      --------     --------    ---------    ----------

1995           (1)$  81,675       $ 844       $ 30,002    $  1,700     $   20,683
               ------------      --------     --------    ---------    ----------
               ------------      --------     --------    ---------    ----------

(1) Gross of estimated amounts recoverable from other insurers of $33,986, $22,262, and $19,205 in 1997, 1996 and 1995, respectively.

(2)  Other information required to be presented in Schedule VI is presented in
     Schedule III and not included here.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    NOBEL INSURANCE LIMITED

                                    By: /s/  Robert C. Duvall
                                        --------------------------
                                        Robert C. Duvall,
                                        Chairman of the Board
Date:      March 25, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:      March 25, 1998               /s/  Robert C. Duvall
                                       --------------------------
                                        Robert C. Duvall,
                                        Chairman of the Board and Director


Date:     March 25, 1998                /s/  Jeffry K. Amsbaugh
                                       --------------------------
                                        Jeffry K. Amsbaugh,
                                        President, Chief Executive
                                         Officer and Director
                                         (principal executive officer)


Date:     March 25, 1998                /s/  Thomas D. Nimmo
                                       --------------------------
                                        Thomas D. Nimmo,
                                        Senior Vice President
                                        (principal financial officer)


Date:     March 25, 1998                /s/  Gregory E. Leonard
                                       --------------------------
                                        Gregory E. Leonard,
                                        Director


Date:     March 25, 1998                /s/  Thomas J. O'Shane
                                       --------------------------
                                        Thomas J. O'Shane,
                                        Director


Date:     March 25, 1998                /s/  Roger T. Rankin
                                       --------------------------
                                        Roger T. Rankin,
                                        Director


Date:     March 25, 1998                /s/  Robert B. Sanborn
                                       --------------------------
                                        Robert B. Sanborn,
                                        Director

FINANCIAL HIGHLIGHTS (UNAUDITED)


(IN THOUSANDS, EXCEPT PER SHARE)      1997     1996     1995      1994      1993     1992      1991      1990      1989      1988
--------------------------------   -------  -------  -------   -------   -------  -------   -------   -------   -------  ---------
Revenues *......................   $49,706  $72,858  $61,269   $50,253   $38,193  $26,590   $22,775   $31,209   $56,459   $69,671
Expenses **.....................    46,486   70,640   57,537    34,878    28,265    7,518    13,915    26,517    67,119    87,288
Net income (loss)...............     2,455    4,287    6,232    15,375     9,928   19,072     8,860     4,692   (10,660)  (17,617)
Net income (loss) per diluted
 capital share..................       .53      .92     1.06      2.37      1.43     2.89      1.30       .75     (2.02)    (3.30)
Diluted - average capital shares
 outstanding....................     4,615    4,659    5,901     6,478     6,947    6,599     6,802     6,228     5,283     5,341
Year-end shareholders'..........
 equity.........................    55,617   53,187   64,908    56,548    54,479   46,114    25,711    18,378     8,866    19,624
Return on average
 shareholders' equity...........     4%(1)   8% (1)      10%       28%       20%      53%       40%       34%      (75%)     (59%)
Book value per
 capital share..................     12.34    11.90    11.71      9.56      8.32     6.81      3.92      2.63      1.68      3.69
*Includes net investment
 gains (losses).................     2,611      762    1,412       489       253      418     3,607        83    (1,015)    1,254
Diluted - per capital share.....       .57      .16      .24       .08       .04      .06       .53       .01      (.19)      .23
**Includes redundancy (deficiency)
  from revisions to estimates
  of prior years' claims........    (2,176)   1,089   (1,700)    8,900     6,992   15,610     4,922     1,221     9,491   (12,406)
Diluted - per capital share.....      (.48)     .23     (.29)     1.37      1.01     2.37       .72       .20      1.80     (2.32)


(1) Computation method changed from beginning and ending balances divided by two to the average of twelve individual months.


QUARTERLY RESULTS (UNAUDITED)


                                               FIRST QUARTER      SECOND QUARTER      THIRD QUARTER      FOURTH QUARTER
(IN THOUSANDS, EXCEPT PER SHARE)              1997      1996      1997      1996      1997      1996      1997      1996
--------------------------------------     -------   -------   -------   -------   -------   -------   -------   -------

Revenues *............................     $11,458   $18,763   $12,042   $18,085   $14,584   $22,416   $11,622   $13,594
Expenses **...........................       9,600    17,235    11,550    15,935    12,365    21,939    12,971    15,531
Net income (loss).....................       1,210     1,406       397     1,961     1,574       650     (726)       270
Diluted net income (loss) per
  capital share.......................         .26       .29       .08       .42       .34       .14     (.16)       .06
* Includes net realized investment
   gains (losses)....................          131       212       412       188     1,339       101       729       261
Diluted - per capital share..........          .03       .04       .09       .04       .28       .02       .16       .06
**Includes redundancy (deficiency)
  from revisions to estimates of
  prior years' claims reserves.......          204     (626)   (1,274)     (766)     (574)     2,842     (532)     (361)
Diluted - per capital share..........          .04     (.13)     (.28)     (.16)     (.12)       .62     (.12)     (.08)

                                 INDEX TO EXHIBITS


10.17 Severance Agreement dated as of May 9, 1997 among the Company, Nobel Service Corporation, and Jeffry K. Amsbaugh.

10.18 Severance Agreement dated as of May 9, 1997 among the Company, Nobel Service Corporation, and Bryan L. Martin.

10.19 Severance Agreement dated as of May 9, 1997 among the Company, Nobel Service Corporation, and Thomas D. Nimmo.

23 Consents of independent auditors to incorporation by reference of certain reports into the Registrant's Registration Statement on Form S-8.

27        Financial Data Schedule.