Form 10-Q/A
period 1997-03-31
NOBEL INSURANCE LTD
filed 1998-04-22
CIK 354392

                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.  20549

                                    FORM 10-Q/A
                                   AMENDMENT NO 1

                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended March 31, 1997
                           Commission File Number 0-10071

                              NOBEL INSURANCE LIMITED
               (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           ISLANDS OF BERMUDA                         98-0076395
    (STATE OR OTHER JURISDICTION OF      (I.R.S. EMPLOYER IDENTIFICATION NO.)
     INCORPORATION OR ORGANIZATION)

           DORCHESTER HOUSE                                 NONE
             GROUND FLOOR                                (Zip Code)
         7 CHURCH STREET WEST                              HM 11
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

                                 YES /X/      NO / /

               Number of Common Shares, $1.00 Par Value, outstanding
                                   At May 9, 1997
                                     4,498,856
                                     ---------

                                       PART I

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

     Net cash (used) from operating activities for the first three months of 1997 was

$(632,000) compared to net cash provided of $4,427,000 for the first three months of 1996, the difference was due to payment of the Petro Energy claim for $5,320,000. Net cash provided by investing activities was $277,000 for the first three months of 1997, as opposed to cash (used) of $(1,158,000) for the same period of 1996. Cash used by financing activities included the purchase of 30,420 shares of treasury stock for $361,000 or an average cost of $11.875. Also included repayment of $54,000 in notes payable less $331,000 received from exercise of stock options to produce net financing cash (used) of $(84,000), compared to net financing cash (used) of $(9,976,000) for the first three months of 1996.

     The insurance operations require capital to support premium writings. The Company believes that its insurance subsidiary may need additional capital to support planned business activities. Management has a term loan facility available of $11,462,000 to meet the additional business opportunities planned in 1997.


RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1997 VERSUS
THREE MONTHS MARCH 31, 1996

                                                                       THREE MONTHS ENDED
                                                                       ------------------
                                                                            MARCH 31,
                                                                1997           1996           CHANGE
                                                              -------         -------         ------
                                                                       (Dollars in thousands)
UNDERWRITING OPERATIONS
Premiums written . . . . . . . . . . . . . . . . . . . . . .  $19,733         $18,701         $1,032
Reinsurance purchased. . . . . . . . . . . . . . . . . . . .   (8,446)         (4,314)        (4,132)
                                                              -------         -------        -------
Net premiums written . . . . . . . . . . . . . . . . . . . .  $11,287         $14,387        $(3,100)
                                                              -------         -------        -------
                                                              -------         -------        -------
Net premiums earned  . . . . . . . . . . . . . . . . . . . .   $8,638         $13,316        $(4,678)
                                                              -------         -------        -------
Net claims and claims expenses . . . . . . . . . . . . . . .   (4,162)         (9,112)         4,950
Service fees and commissions . . . . . . . . . . . . . . . .     (554)         (1,963)         1,409
General and administrative expenses. . . . . . . . . . . . .   (3,239)         (3,066)          (173)
                                                              -------         -------        -------
     Net loss on underwriting operations . . . . . . . . . .      683            (825)         1,508
                                                              -------         -------        -------
CLAIMS ADJUSTING OPERATIONS
Claims adjusting fees earned . . . . . . . . . . . . . . . .    1,360           3,557         (2,197)
CLAIMS ADJUSTING EXPENSES
  Service fees and commissions . . . . . . . . . . . . . . .     (682)         (1,980)         1,298
  General and administrative expenses. . . . . . . . . . . .     (963)         (1,114)           151
                                                              -------         -------        -------
                                                               (1,645)         (3,094)         1,449
                                                              -------         -------        -------
     Net income (loss) on claims adjusting operations. . . .     (285)            463           (748)
                                                              -------         -------        -------
Net investment income and gains. . . . . . . . . . . . . . .    1,460           1,890           (430)
Federal income tax (expense) benefit . . . . . . . . . . . .     (648)           (122)          (526)
                                                              -------         -------        -------
Net income . . . . . . . . . . . . . . . . . . . . . . . . .   $1,210          $1,406          $(196)
                                                              -------         -------        -------
                                                              -------         -------        -------

 PREMIUMS WRITTEN. Premium written increased by $1,032,000 or 6% due to the following. Commercial Casualty experienced increases in the explosive and propane lines of $1,093,000 and $1,941,000 respectively, due to increased marketing efforts, while the Haulers line reduced writings by $2,178,000 due to increased competition and restrictive underwriting criteria. The Specialty lines decreased by $17,000 due to increased competition in the contract surety area. Personal lines had an increase in premiums written of $193,000, from program growth in North and South Carolina reduced by increases in policy deductibles in coastal tiers 1 and 2.

 REINSURANCE PURCHASED. The Company purchases reinsurance to reduce risks, limit maximum loss exposure and minimize large loss exposure. During the first quarter of 1997 the Company increased the purchase of reinsurance by $4,132,000 or 95%. The primary cause of the increase was the purchase of facultative reinsurance for business written by twelve of the Commercial Autos largest agents, resulting in an increase in reinsurance purchased for the commercial casualty area of $2,488,000. Personal lines increased reinsurance purchased in 1997 over 1996 by $1,948,000, due to the quota share increase in retention of 25% on December 31,1996. Such change resulted in a recapture of unearned premium reserves from 1995 in 1996. The Specialty lines decreased ceded reinsurance by $304,000 due to prior years experience rate credits $291,000 and slight volume decrease.

 NET PREMIUMS EARNED. Premiums are earned on a pro rata basis over the policy period, usually one year. For the first quarter of 1997 versus 1996 premiums earned decreased by $4,678,000 or 35%. The cause of the decrease was the commercial casualty earnings on the 80% quota share treaty recorded in late 1996, and the facultative treaties for twelve large agents from January of 1997, resulting in the reduction of commercial casualty by $6,487,000. Specialty lines increased by $1,530,000 due to growth in net written premium in 1996. Personal Lines grew by $279,000 due to growth in written premium over the period.

 NET CLAIMS AND CLAIMS EXPENSES. For all lines the Company recorded a claims expense decrease of $4,950,000 or 35%. The cause of the decrease is the result of the following: (i) a decrease in earned premium caused a reduction in exposure of $3,335,000. (ii) a reduction in reserves from prior periods caused a reduction of $113,000; and (iii) an incurred claim ratio improvement caused a reduction of $1,502,000. The claim and claim expense decrease by line is as follows. Commercial casualty reduced $4,583,000 or 64%. Due to reduced exposure, losses reduced by $5,222,000. Prior years redundancies caused an overall reduction of $113,000, and increase in current years claim ratio resulted in an addition to incurred losses of $752,000. The Specialty lines net claims and claims expense increased by $119,000, due to the following: increase in earned premium caused an increase of $539,000; and the decrease in loss rates of 11% resulted in a reduction of $420,000. The Personal lines claims and claim expense decreased by $373,000. The cause of the decrease was loss ratio decreased by 31% resulting in a reduction of $570,000. Earned premium volume increased by $279,000 which increased the incurred losses by $197,000.

 ACQUISITION COST, NET OF AMORTIZATION (UNDERWRITING OPERATIONS).
Acquisition cost, net of amortization attributable to underwriting operations (which is included in "service fees and commission" on the Company's Statement of Income) consisted of service fees and commissions expense of $4,520,000 (a increase of $307,000), reinsurance ceding commissions income of $2,858,000 (a increase of $1,768,000) and deferred policy acquisition cost income of $1,108,000 (a decrease of $52,000) for a net expense decrease of $1,409,000. Commercial Casualty net expense decreased by $1,529,000 due primarily to the earning of ceding commissions, associated with the American Re 80% quota share premiums. Contributing to the decrease was other ceded commissions associated with the big twelve-reinsurance treaty; less a slight increase in service fees off set by the increase in deferred policy acquisition cost due to higher volume and changes in deferral rate. The personal lines produced a net expense decrease of $100,000 due to the ceded commission increase because of the reduced loss ratio in 1997. The specialty lines produced an increase in expenses of $220,000, due to a reduction in the deferred policy acquisition cost associated with a reduction in written premium.

 GENERAL AND ADMINISTRATIVE EXPENSES (UNDERWRITING OPERATIONS). General and administrative expenses attributable to underwriting operations increased by $173,000 in the first quarter of 1997 due to increased personal lines expenses of $213,000 in connection with the expansion of the line and cost associated with developing systems. The specialty program increased by $172,000 due to increased head count and associated salary expense.

Commercial casualty expenses decreased by $322,000. Direct expense reduction of $449,000 due to head count reduction and associated reduced expenses. The allocated overhead increased by $126,000 due to severance cost associated with terminations, and the recording in 1996 of one-time credits, and bonus accrual charge in first quarter of 1997. The Corporate overhead increased by $110,000, due to severance and accrual adjustments.

 CLAIMS ADJUSTING OPERATIONS. Fee income reduced by $2,197,000 as a result of reduced storm activity in first quarter of 1997 versus 1996. The service fee and commission reduced in connection with less revenue by $1,298,000. The general and administrative expenses reduce by $151,000 as a result of planned head count reduction, and branch closings.

 NET INVESTMENT INCOME AND GAINS. Net investments income and gains decreased by $430,000 for the first three months of 1997 due to $81,000 less in capital transactions, and $349,000 less in investment income. The reduction in income is due to declining interest rates and negative cash flow from operations of $632,000 resulting from claim and claim expense payments.

 FEDERAL INCOME TAXES. Federal income tax increased by $526,000 due to larger portions of pre-tax earnings being derived from U.S. taxable operations.

                                     SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1994, the registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.

April 22, 1998



                                       NOBEL INSURANCE LIMITED

                                       /s/ Thomas D. Nimmo
                                       --------------------------
                                           Thomas D. Nimmo
                                        Senior Vice President and
                                              Treasurer
                                       (principal financial officer)