Form 10-Q/A
period 1997-06-30
NOBEL INSURANCE LTD
filed 1998-04-22
CIK 354392

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C.  20549


                                  FORM 10-Q/A
                                AMENDMENT NO 1


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1997
                        Commission File Number 0-10071


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

     The source of liquidity for claims payments consists of net premiums, after deduction for expenses, plus investment income received on the balances of such premiums prior to their use to pay claims. These invested balances are also used for collateral to secure certain ceding insurers' reinsurance reserves. United States insurance regulations require the ceding insurers to maintain approved collateral for reinsurance balances, including reserves for unearned premiums and unpaid claims and claims expenses ceded to non-admitted reinsurance.

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

RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 1997 VERSUS
SIX MONTHS JUNE 30, 1996

                                                     SIX MONTHS ENDED
                                                         JUNE 30
                                           ----------------------------------
                                             1997         1996        CHANGE
                                           --------     --------     --------
                                                  (Dollars in thousands)
UNDERWRITING OPERATIONS
Premiums written.........................  $ 39,275     $ 42,632     $ (3,357)
Reinsurance purchased....................   (18,440)     (11,235)      (7,205)
                                           --------     --------     --------
Net premiums written.....................  $ 20,835     $ 31,397     $(10,562)
                                           --------     --------     --------
                                           --------     --------     --------
Net premiums earned......................  $ 17,084     $ 27,510     $(10,426)
                                           --------     --------     --------
Net claims and claims expenses...........   (10,198)     (18,708)       8,510
Service fees and commissions.............    (1,314)      (2,903)       1,589
General and administrative expenses......    (6,354)      (6,022)        (332)
                                           --------     --------     --------
    Net loss on underwriting
      operations.........................      (782)        (123)        (659)
                                           --------     --------     --------
CLAIMS ADJUSTING OPERATIONS
Claims adjusting fees earned.............     2,956        5,746       (2,790)
CLAIMS ADJUSTING EXPENSES
  Service fees and commissions...........    (1,517)      (3,082)       1,565
  General and administrative
    expenses.............................    (1,767)      (2,455)         688
                                           --------     --------     --------
                                             (3,284)      (5,537)       2,253
                                           --------     --------     --------
    Net income (loss) on claims
      adjusting operations...............      (328)         209         (537)
                                           --------     --------     --------
Net investment income and gains..........     3,460        3,592         (132)
Federal income tax (expense) benefit.....      (743)        (311)        (432)
                                           --------     --------     --------
Net income...............................  $  1,607     $  3,367     $ (1,760)
                                           --------     --------     --------
                                           --------     --------     --------

PREMIUMS WRITTEN. Written premiums decreased by $3,358,000 as a result of the following. Commercial Casualty experienced reduced written premium of $4,035,000 due to haulers reduction of $8,892,000 from tighten underwriting and increased prices. The explosives and propane lines increased by $2,852,000 and 2,005,000 respectively. Specialty lines increased $450,000, due to increased Bail Bond writings of $938,000 while contract surety decreased $488,000. Personal lines increased $229,000 due to planned expansion.

   REINSURANCE PURCHASED. The Company purchases reinsurance to limit maximum loss, diversity risk and to minimize exposure on large or hazardous risks. For the first six months of 1997 the Company purchased $7,205,000 more reinsurance. The by line changes are as follows. Commercial casualty had planned reinsurance purchases of $5,412,000 from changes to certain of its reinsurance treaties. Specialty lines decreased ceded reinsurance by $164,000 due to increased writings and prior year's credit of $291,000 for its excess treaty. Personal lines increase ceded premiums by $1,959,000 due to the 1996 change in quota share retention from 25% to 50%. Such change resulted in the recapture of unearned premium reserves from 1995 to 1996.

   NET PREMIUMS EARNED. Premiums are earned on a pro rata basis over the policy period, usually one year. For the first six months of 1997 the Company earned $10,426,000 less than the same period for the prior year due to reduced direct written and increased ceded premiums. Commercial casualty reduced by $13,275,000 as a result of less written and the increased purchase of reinsurance. Specialty lines increased earned premium by $2,369,000 due to prior increased written. Personal lines increased $477,000 due to increased volume and retention.

   NET CLAIMS AND CLAIMS EXPENSES. For all lines the Company recorded a claims expense reduction of $8,510,000 or 58% as a result of the following:
(i) Reduced earned premium volume thus lowering exposure by $7,402,000 (ii) Prior period reserve redundancy change of $1,479,000 and (iii) Increased incurred claims of $371,000. The incurred claim and claim expense decreased by line as follows. Commercial casualty decreased by $8,737,000 due to reduced volume and exposures, $10,949,000, rate increase of $3,268,000, and prior year deficiency change of $1,056,000. The specialty lines experienced a claim increase of $1,028,000 due to volume or exposure increase of $900,000 and rate increase of $128,000. The personal lines reduced by $379,000 due to an increase in volume of $266,000 and a decrease in loss and expense rate of $645,000. The run off of prior business recorded a redundancy of $423,000.

   ACQUISITION COST, NET OF AMORTIZATION (UNDERWRITING OPERATIONS). Acquisition cost, net of amortization attributable to underwriting operations (which is included in "service fees and commission" on the Company's Statement of Income) consisted of service fees and commissions expense of $8,767,000 (a decrease of $2,000), reinsurance ceding commissions income of $5,869,000 (a increase of $1,703,000) and deferred policy acquisition cost income of $1,584,000 (a decrease of $116,000) for a net expense decrease of $1,589,000. Commercial casualty had expense reductions of $1,529,000 from changes from the following areas: commission and fees expense increased by $172,000 due to shifts in to higher commission business; reinsurance commissions and fees credits increased by $264,000 due to the purchase of additional reinsurance; and the deferred policy acquisition credit increased, reducing expenses by $1,437,000 as the American Re 80% quota share's ceded unearned premium reserve reduced. Specialty lines had a expense increase of $220,000 from the following: commission and fees expense reduced by $207,000 due to a decrease in contractors surety premiums for the first six months of 1997; reinsurance ceded commission credits increased by $278,000 due to increase ceded commission rate being received by the Company; and the deferred policy acquisition credit decreased, increasing the expense by $705,000 due to decrease in the change in the unearned premium reserve. The personal lines had a reduction of $280,000 from the following: commission expense increased by $33,000; reinsurance ceded commission income increased by $1,161,000 due to 1996 change in retention rates; and deferred policy acquisition credits decreased by $848,000 over the first six months of 1996.

   GENERAL AND ADMINISTRATIVE EXPENSES (UNDERWRITING OPERATIONS). General and Administrative expenses attributable to underwriting operations increased by $332,000 for the following reasons. Commercial casualty decreased by $698,000, the direct expenses reduced by $1,119,000 due to head count reductions and associated expense savings, while the overhead service expenses increased by $421,000 due to revised allocation procedure for corporate overhead and increased services. The Specialty area had increased direct expenses of $214,000 due to increased head count and associated expenses and increased consulting fees, the overhead expenses increased $181,000 due to growth in the area and changed allocation procedure, for a total increase of $395,000. The personal lines recorded an increase of $139,000 in direct expenses in salaries and associated expenses and an increase in overhead of $300,000 due to MIS costs associated with new system installation. Corporate overhead increased by $196,000 due to corporate expenses associated with the sale of the company.

   CLAIMS ADJUSTING OPERATIONS. Claims adjusting fees earned decreased by $2,790,000 due to reduced storm activity during the first six months of 1997 compared to the same period of 1996. The service fees and commissions expenses decreased by $1,565,000 in proportion to the fee income decrease. The General and Administrative expenses decreased by $688,000 due to head count reductions and associated expense savings.

   NET INVESTMENT INCOME AND GAINS. Net investment gains increased $143,000 in the first six months of 1997 due to favorable market conditions. Interest and dividend income decreased by $275,000 due to decreasing yield rates in the long and short term debt markets and the company recorded investment expense $539,000 on reinsurance and corporate debt not recorded in 1996 to produce a total reduction of $132,000.

   FEDERAL INCOME TAXES. Federal income tax expense increased by $432,000 as incurred Federal income taxes of the company increased. The primary cause is the 1996 credit taken in the change in deferred tax valuation allowance area not available in 1997.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1997
VERSUS THREE MONTHS ENDED JUNE 30, 1996

                                                                        THREE MONTHS ENDED
                                                                             JUNE 30
                                                              -------------------------------------
                                                                1997           1996         CHANGE
                                                              -------         -------       -------
                                                                      (Dollars in thousands)
UNDERWRITING OPERATIONS
Premiums written............................................  $19,542         $23,931       $(4,389)
Reinsurance purchased.......................................   (9,994)         (6,921)       (3,073)
                                                              -------         -------       -------
Net premiums written........................................  $ 9,548         $17,010       $(7,462)
                                                              -------         -------       -------
                                                              -------         -------       -------
Net premiums earned.........................................  $ 8,446         $14,194       $(5,748)
                                                              -------         -------       -------
Net claims and claims expenses..............................   (6,036)         (9,208)        3,172
Service fees and commissions................................     (760)           (941)          181
General and administrative expenses.........................   (3,116)         (3,342)          226
                                                              -------         -------       -------
   Net loss on underwriting operations......................   (1,466)            703        (2,169)
                                                              -------         -------       -------
CLAIMS ADJUSTING OPERATIONS
Claims adjusting fees earned................................    1,596           2,189          (593)
CLAIMS ADJUSTING EXPENSES
   Service fees and commissions.............................     (835)         (1,102)          267
   General and administrative expenses......................     (803)         (1,342)          539
                                                              -------         -------       -------
                                                               (1,638)         (2,444)          806
                                                              -------         -------       -------
     Net income (loss) on claims adjusting operations.......      (42)           (255)         (213)
                                                              -------         -------       -------
Net investment income and gains.............................    2,000           1,702           298
Federal income tax (expense) benefit........................      (95)           (189)           94
                                                              -------         -------       -------
Net income..................................................  $   397         $ 1,961       $(1,564)
                                                              -------         -------       -------
                                                              -------         -------       -------

   PREMIUMS WRITTEN. Premium written decreased by $4,388,000 as result of the following. Commercial Casualty experienced reduced written premium of $4,891,000, due to a reduction in haulers of $6,714,000 due to tighter underwriting and increased prices. The explosives, and propane lines increased by $1,759,000 and $64,000, respectively. Specialty lines increased $467,000, due to increased Bail Bond writings of $485,000 while contract surety had a $18,000 decrease. Personal lines increased $36,000, in planned expansion.

   REINSURANCE PURCHASED. The Company purchases reinsurance to limit maximum loss, diversify risk and to minimize exposure on large or hazardous risks. For the three months ended June 30, 1997 the Company purchased $3,073,000 more reinsurance, due to planned changes in certain of the Company's reinsurance programs. For Commercial casualty the Company purchased facultative reinsurance for business written by twelve of the commercial auto largest agents. Also the company purchased 75% quota share reinsurance for four of its largest auto liability agents, causing ceded premiums to increase by $2,924,000, Specialty lines increased ceded reinsurance by $140,000 due increased writings and prior years credit of $291,000 for Excess. Personal lines increase ceded premiums by $11,000 due to the slight increase in written premiums.

   NET PREMIUMS EARNED. Premiums are earned on a pro rata basis over the life of the policy period, usually one year. For the three months ended June 30, 1997 the Company earned $5,748,000 less than the same period of 1996, due to reduced direct written and increase ceded. Commercial Casualty reduced by $6,785,000 as a result of less written and the increased purchase of reinsurance. Specialty lines increased earned premium by $839,000 due to prior period increased written. Personal lines increased $198,000 due to increased volume and retention.

   NET CLAIMS AND CLAIMS EXPENSES. In aggregate the Company recorded a claims and claims expense reduction of $3,172,000 or 34% as a result of the following: (i) Reduced earned premium volume thus lowering exposure by $4,064,000. (ii) Prior period reserve redundancy release of $1,366,000 and;
(iii) incurred claim increase due to rate of $2,258,000. The incurred claim and claim expense changed by lines is as follows: commercial casualty, decreased by $3,766,000, caused by reduced claim exposure because of reduced earnings $5,726,000, an incurred rate and expense rate increase of $3,017,000, and prior year deficiency release $1,057,000. The specialty lines experienced a claim increase of $911,000 due to volume or exposure increase $338,000 and rate increase of $573,000. The personal lines reduced by $8,000, due to an increase in volume of $84,000 and a decrease incurred claim and expense rate of $92,000. The run off of prior business recorded a redundancy release of $309,000.

   ACQUISITION COST, NET OF AMORTIZATION (UNDERWRITING OPERATIONS). Acquisition cost, net of amortization attributable to underwriting operations (which is included in "service fees and commission" on the Company's Statement of Income) consisted of service fees and commissions expense of $4,247,000 (a decrease of $312,000), reinsurance ceding commissions income of $3,011,000 (a decrease of $68,000) and deferred policy acquisition cost income of $476,000 (a decrease of $63,000) for a net expense decrease of $181,000. Commercial Casualty had a net expense decrease of $2,000 from the following: commission and fees decreased by $192,000 due to reduce direct premiums written; Reinsurance commissions fees credit decreased by $302,000 due to the purchase of additional reinsurance; the deferred policy acquisition expense credit increased pushing the expense up by $112,000 due to reduced unearned premium reserves. Specialty lines had a net expense change of $ -0- from the following: commission and fees reduced by $25,000 due to a decrease in commission; ceded commission and fees credit increased by $143,000 due to increase ceded commission rate being received by the company; and the deferred policy acquisition costs credits decreased which pushed up the expense by $168,000 due to decrease in the change in the unearned premium reserve. The personal lines had a reduction of $179,000 from the following: commission decreased by $95,000 because of mix changes; reinsurance ceded commission increased by $91,000 because of contingent commission accrual; deferred policy acquisition costs decreased by $7,000 because of stabilized growth in the second quarter.

   GENERAL AND ADMINISTRATIVE EXPENSES (UNDERWRITING OPERATIONS). General and administrative expenses attributable to underwriting operations decreased by $226,000 for the following reasons. Commercial casualty decreased by $764,000. The direct expenses decreased by $1,060,000 due head count reduction and associated expense savings. While the allocated service expenses increased by $296,000 due to revised allocation procedure for corporate overhead and increased services. The Specialty area had increased direct expenses of $293,000 due to increased head count and associated expenses and increased consulting fees. The allocated expenses decreased by $69,000 due to cost savings in the area and changed allocation procedure for a total increase of $224,000. The personal lines recorded an increase of $101,000 in direct expenses, due to salaries and associated expenses and a increase in allocated of $124,000 due to MIS costs associated with new system installation. Corporate overhead increased by $87,000 due to corporate expenses associated with the sale of the company.

   CLAIMS ADJUSTING OPERATIONS. Claim adjusting fees earned decreased by $593,000 due to reduced storms during the second quarter of 1997 compared to the same period of 1996. The service fees and commissions expenses decreased by $267,000 in the proportion the fee income decreased. The General and Administrative expenses decreased by $539,000 due to head count reductions and associated expense savings.

   NET INVESTMENT INCOME AND GAINS. Investment gains increased $224,000 in the second quarter of 1997 due to favorable market conditions. Interest and dividend income increased by $74,000 due to positive cash flow reinvested during the second quarter of 1997, to produce a total increase of $298,000, which is net of corporate interest and reinsurance debt expense incurred in the second quarter of 1997.

   FEDERAL INCOME TAXES. Federal income tax decreased by $94,000 during the second quarter as a result of decreased taxable income of the U.S. operation during the second three months of 1997.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1994, the registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.

April 22, 1998



                            NOBEL INSURANCE LIMITED

                              /s/ Thomas D. Nimmo
                          -----------------------------
                                Thomas D. Nimmo
                           Senior Vice President and
                                   Treasurer
                          (principal financial officer)