Form 10-Q/A
period 1997-09-30
NOBEL INSURANCE LTD
filed 1998-04-22
CIK 354392

                                 United States
                      Securities and Exchange Commission
                            Washington, D.C.  20549


                                  FORM 10-Q/A
                                AMENDMENT NO 1



               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


               For the quarterly period ended September 30, 1997
                        Commission File Number 0-10071


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

   The source of cash for claims payments consists of net premiums, after deduction for expenses, plus investment income received on the balances of such premiums prior to their use to pay claims. These invested balances are also used for collateral to secure certain ceding insurers' reinsurance reserves. United States insurance regulations require the ceding insurers to maintain approved collateral for reinsurance balances, including reserves for unearned premiums and unpaid claims and claims expenses ceded to non-admitted reinsures.

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

    Effective January 1, 1994, the Company adopted Financial Accounting
Standard 115.   The Company carries its investments designated as trading
portfolio investments at market value. Effective June 30, 1997, certain equity securities were transferred from available for sale portfolio to the trading portfolio. In conjunction with this transfer, as of September 30, 1997 unrealized investment gains of $960,000, or $.21 per share, were included in current earnings. Year to date as of September 30, 1997, the Company sold $4,715,000 of trading portfolio investments with a $881,000 gain realized. The Company classified its fixed income security investments, principally bonds, as available for sale, and accordingly, carries these investments at market value. The
Company's investment guidelines prescribe a portfolio structure of maturates to provide adequate liquidity to settle claims liabilities. The portfolio continues to be conservatively invested in high quality securities.

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

RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 1997 VERSUS
NINE MONTHS SEPTEMBER 30, 1996

                                                                NINE MONTHS ENDED
                                                       --------------------------------------
                                                                   SEPTEMBER 30
                                                         1997           1996         CHANGE
                                                         ----           ----         ------
                                                                (Dollars in thousands)
UNDERWRITING OPERATIONS
Premiums written....................................   $ 58,872       $ 64,329      $ (5,457)
Reinsurance purchased...............................    (25,475)       (14,465)      (11,010)
                                                       --------       --------      --------
Net premiums written................................   $ 33,397       $ 49,864      $(16,467)
                                                       --------       --------      --------
                                                       --------       --------      --------
Net premiums earned.................................   $ 27,233       $ 45,328      $(18,095)
                                                       --------       --------      --------
Net claims and claims expenses......................    (16,578)       (30,162)       13,584
Service fees and commissions........................     (2,363)        (6,758)        4,395
General and administrative expenses.................     (9,647)        (9,822)          175
                                                       --------       --------      --------
     Net loss on underwriting operations............     (1,355)        (1,414)           59
                                                       --------       --------      --------
CLAIMS ADJUSTING OPERATIONS
Claims adjusting fees earned........................      4,555          8,726        (4,171)
CLAIMS ADJUSTING EXPENSES
  Service fees and commissions......................     (2,339)        (4,723)        2,384
  General and administrative expenses...............     (2,588)        (3,644)        1,056
                                                       --------       --------      --------
                                                         (4,927)        (8,367)        3,440
                                                       --------       --------      --------
     Net income (loss) on claims adjusting
      operations....................................       (372)           359          (731)
                                                       --------       --------      --------
Net investment income and gains.....................      6,296          5,210         1,086
Federal income tax (expense) benefit................     (1,388)          (138)       (1,250)
                                                       --------       --------      --------
Net income..........................................   $  3,181       $  4,017      $   (836)
                                                       --------       --------      --------
                                                       --------       --------      --------

   PREMIUMS WRITTEN. Written premiums decreased $5,457,000 or 8% due to the following. Commercial casualty decreased by $8,407,000, due to planned expansion in explosives and propane of $1,440,000 and $1,746,00, while the haulers decreased by $11,593,000 due to enhanced underwriting criteria, increased competition, and guarded marketing efforts. The specialty lines increased written premiums by $1,494,000. As a result of anticipated growth in the bail bond area $1,304,000 and continued development of the contract surety line $190,000. Personal lines grew $1,456,000 through price increase and expansion into Indiana.

   REINSURANCE PURCHASED. The company purchases reinsurance to reduce risk, limit maximum loss exposure and minimize large loss exposure. During the first three quarters of 1997 versus the same period for 1996 the Company increased reinsurance purchased by $11,010,000, due to implementing the strategy of reducing commercial auto risk through utilization of reinsurance.
 The commercial casualty has increased purchases of reinsurance by $8,320,000 or 112% over the first nine months of 1996. The specialty line has increased its purchase of reinsurance by $131,000 to keep pace with written premium growth. The personal lines has increased its purchase of reinsurance by $2,559,000 through growth of written premium and change in the reinsurance quota share program.

   NET PREMIUMS EARNED. Premiums are earned on a pro rata basis over the life of the policy period, usually one year. For the first nine months of 1997, over the same period of 1996 the company earned decreased by $18,095,000. The cause of the decrease was commercial casualty which decreased earnings by $21,653,000 due to earnings on the Am Re quota share and other reinsurance treaties, the specialty lines increased earnings by $2,890,000 due to growth in written premium. The personal lines increased by $668,000 due to growth in written.

   NET CLAIMS AND CLAIMS EXPENSES. On an aggregate basis claims and claims expense reduced $13,584,000 as follows: (i) Claim and claim expense reduction due to decreased exposure resulting from decreased earned premium $12,576,000; (ii) Decreased losses due to decreased incurred claim and claim adjustment ratio of $1,504,000,and incurred loss due to change in prior years estimated reserves provisions an increase of $496,000. On a by line basis commercial casualty produced a reduction of $16,522,000, caused by reductions of exposure due to reduced earned premiums of $18,708,000, increase in losses due to increased claim and claim expense ratio of $4,200,000, and decrease in losses due to prior years reserve changes of $2,014,000. The specialty lines increased claim and claim expense by $1,902,000, due to increased exposure to claim and claim expense by increased earned premiums $1,040,000, and increased claim and claim expense due to deterioration of rate $862,000. The personal lines decreased claim and claim expense by $1,474,000 which consisted of increased exposure due to increased earnings $529,000, and decreased expense due to improved claim ratio $2,003,000 caused by improved weather conditions. Increased claim and claim expense due to changes in prior years reserve estimates was $2,510,000.

   ACQUISITION COST, NET OF AMORTIZATION (UNDERWRITING OPERATIONS). Acquisition cost, net of amortization attributable to underwriting operations (which is included in "service fees and commission" on the Company's Statement of Income) consisted of service fees and commissions expense of $12,707,000 (a decrease of $366,000), reinsurance ceding commissions income of $8,085,000 (a increase of $3,446,000) and deferred policy acquisition cost income of $2,359,000 (a increase of $582,000) for a net expense decrease of $4,395,000. Commercial Casualty net expense decreased $3,663,000 due primarily to the earnings of ceding commissions of $1,128,000 associated with the Am Re 80% quota share premiums. Other changes associated with reduced premium writings, increased deferral rates and decreased service fees accounted for the balance. Specialty lines net expense increased by $32,000. Increased commission expense associated with increased premium writings was offset by increased reinsurance ceding commissions. Personal lines net expense decreased by $763,000 due primarily to increases in contingent ceding commissions as a result of lower loss ratios.

   GENERAL AND ADMINISTRATIVE EXPENSES (UNDERWRITING OPERATIONS). General and administrative expenses attributable to underwriting operations decreased $175,000 in the first nine months of 1997 versus same period of 1996. The direct expense decreased by $1,413,000 while corporate overhead and indirect expenses increased by $1,238,000. Commercial casualty direct expenses decreased by $1,864,000 primarily in personnel expenses associated with head count reduction, indirect expenses increased by $351,000 due primarily to increased system expenses. The specialty lines direct expenses increased by $253,000, primarily in personnel expenses and facility charges associated with expanded head count. The indirect expense increased $216,000 due to MIS development and maintenance. Personal lines direct expenses increased by $199,000 due to personnel expenses, and related increases due to increased head count. The indirect expenses were increased by $594,000 due to MIS development and installation. Corporate overhead increased by $77,000 during the period due to expenses associated with the sale of its operating subsidiary of $228,000 and other expense savings.

   CLAIMS ADJUSTING OPERATIONS. The claim adjusting service fee is $4,171,000 less than the first nine months of 1996 due to reduced revenues resulting from reduced catastrophic related business. The related service fee and commissions reduced by $2,384,000 due to less variable storm related expenses. The General and Administrative expenses have been reduced by $1,056,000. The direct expenses have reduced by $1,156,000 in personnel expenses and facility related expenses due to head count reduction. The indirect expenses increased by $100,000 due to increased home office charges.

   NET INVESTMENT INCOME AND GAINS. Interest and dividend income net of expenses (which increased by $247,000) reduced by $296,000 caused by overhead expense increase and negative cash provided from operating activities of $1,334,000 for the first nine months of 1997 versus the same period of 1996 when the company had positive cash flow of $12,972,000. The net investment gains increased by $1,382,000 due to favorable market conditions and portfolio positions during the period. Which in total provided an increase of $1,080,000 during the period.

   FEDERAL INCOME TAXES. The company increased taxes by $1,250,000 as the U.S. operations produced more taxable income during the first nine months of 1997, as opposed to the same period in 1996.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1997 VERSUS
THREE MONTHS ENDED SEPTEMBER 30, 1996

                                                                  THREE MONTHS ENDED
                                                                     SEPTEMBER 30
                                                         -------------------------------------
                                                          1997           1996         CHANGE
                                                          ----           ----         ------
                                                                (DOLLARS IN THOUSANDS)
UNDERWRITING OPERATIONS
  Premiums written                                       $19,597       $ 21,697       $(2,100)
  Reinsurance purchased                                   (7,035)        (3,230)       (3,805)
                                                         -------       --------       -------
  Net premiums written                                   $12,562       $ 18,467       $(5,905)
                                                         -------       --------       -------
                                                         -------       --------       -------
  Net premiums earned                                    $10,149       $ 17,818       $(7,669)
                                                         -------       --------       -------
  Net claims and claims expenses                          (6,380)       (11,454)        5,074
  Service fees and commissions                            (1,050)        (3,855)        2,805
  General and administrative expenses                     (3,293)        (3,799)          506
                                                         -------       --------       -------
    Net loss on underwriting operations                     (574)        (1,290)          716
                                                         -------       --------       -------
CLAIMS ADJUSTING OPERATIONS
  Claims adjusting fees earned                             1,599          2,980        (1,381)
CLAIMS ADJUSTING EXPENSES
  Service fees and commissions                              (821)        (1,641)          820
  General and administrative expenses                       (821)        (1,190)          369
                                                         -------       --------       -------
                                                          (1,642)        (2,831)        1,189
                                                         -------       --------       -------
    Net income (loss) from claims adjusting operations       (43)           149           192
                                                         -------       --------       -------
Net investment income and gains                            2,836          1,618         1,218
Federal income tax benefit                                  (645)           173          (818)
                                                         -------       --------       -------
Net income                                               $ 1,574       $    650       $   924
                                                         -------       --------       -------
                                                         -------       --------       -------

   PREMIUMS WRITTEN. Premiums written decreased by $2,100,000 or 10% for the three months ended September 30, 1997 versus the same period of 1996 due to the following. Commercial casualty reduced by $4,371,000, with primary reduction in haulers of $2,700,000 due to planned underwriting enhancements, and guarded marketing efforts. The explosive line reduced by $1,412,000 and the propane line reduced by $259,000 due to increased competition corporate pricing strategies. The specialty lines increased by $1,044,000 due to planned growth in contract surety and the bail bond area. The personal lines grew $1,227,000 through pricing increases and expansion into Indiana.

   REINSURANCE PURCHASED. The Company purchased reinsurance to reduce risk, limit maximum loss exposure and minimize large loss exposures. During the quarter ended September 30, 1997 the company increased its purchase of reinsurance by $3,805,000 in the following areas. Commercial casualty increased by $2,908,000 due to implementing the strategy of reducing commercial auto risk through utilization of reinsurance. The specialty line has increased its purchase of reinsurance by $295,000 in proportion to its premium growth. The personal lines have increased its purchase of reinsurance by $602,000, which is in proportion to growth.

   NET PREMIUMS EARNED. Premiums are earned on a pro rata basis over the policy period, usually one year. For the three months ended September 30, 1997 versus the same period of 1996 the company decreased earned premiums by $7,669,000 or 43% due to the following line changes. Commercial casualty decreased earnings by $8,380,000, due to decreased direct written premiums and increased ceded premiums primarily in the haulers line. The Surety line has increased earned by $522,000 due to increased writings. The personal lines has increased by $191,000 due to increased writings.

   NET CLAIMS AND CLAIMS EXPENSES. On an aggregate basis claims and claims expenses reduced by $5,074,000, due to volume decreases of earned premium causing an exposure decrease of 5,154,000, and an overall incurred claim ratio improvement to reduce losses by $1,893,000. The change in prior period reserve estimate caused an increase in losses of $1,972,000. On a by line basis, Commercial casualty reduced by $7,784,000 due to decreased exposures of $7,734,000 and rate increase of $908,000.and prior year reserve change of a decrease of $958,000. Specialty line had claim increases of $874,000 due to increased exposure of $172,000 and rate increases of $702,000 as a result of increased current year ultimate loss picks. The personal lines decreased claim and claim expenses by $1,095,000 due to an improvement in loss ratio of $1,329,000 resulting from reduced large loss and decreased storm activity in the third quarter of 1997 over the third quarter of 1996. The exposures increased by $234,000 due to increased earnings. Corporate reserve changes of $2,930,000 increased claim and claim expense.

   ACQUISITION COST, NET OF AMORTIZATION (UNDERWRITING OPERATIONS). Acquisition cost, net of amortization attributable to underwriting operations (which is included in "service fees and commission" on the Company's Statement of Income) consisted of service fees and commissions expense of $3,941,000 (a decrease of $362,000), reinsurance ceding commissions income of $2,216,000 (a increase of $1,745,000) and deferred policy acquisition cost income of $675,000 (a increase of $696,000) for a net expense decrease of $2,803,000. Commercial casualty net expense decreased $2,132,000 due primarily to earnings of ceding commissions associated with the AmRe 80% quota share premiums. Other changes associated with reduced premiums, increased deferral rates and increased reinsurance purchased accounted for the balance. Specialty lines net expense decreased by $188,000. Increased commission expense, associated with increased premium writings, were offset by increased reinsurance ceding commissions and increased DAC. Personal lines net expenses decreased by $483,000 due primarily to increase in contingent ceding commissions as a result of lower loss ratios.

   GENERAL AND ADMINISTRATIVE EXPENSES (UNDERWRITING OPERATIONS). General and administrative expenses attributable to underwriting operations decreased by $506,000 in the three months ended in September 30, 1997 versus same period of 1996. Commercial casualty direct expenses reduced by $743,000 in personnel expenses associated with head count reduction. The indirect expenses reduced by $71,000. The Specialty lines increased by $73,000. The direct increased by $39,000 and the indirect by $34,000. The personal lines increased by $356,000 due to direct increases of $61,000 due to growth and indirect of $295,000 due to system installation. The corporate overhead reduced by $121,000 due to head count reduction.

   CLAIMS ADJUSTING OPERATIONS. The claim adjusting service fee reduced by $1,381,000 due to reduced revenues associated with less catastrophic related business. The related service fees and commissions reduced by $820,000 due to the variable relationship to revenues. The general and administrative expenses reduced by $369,000 due to direct reductions of $424,000 in personnel and facility type expenses related to head count reductions. The indirect expenses increased by $55,000.

   NET INVESTMENT INCOME AND GAINS. Net dividend and interest income decreased by $20,000 less expense increase of $39,000 which results in a net increase in income of $19,000 due to positive cash flow from operations of $1,936,000 for the third quarter of 1997. Net investment gains increased $1,238,000, due to favorable market conditions and portfolio positions prevailing during the period.

   FEDERAL INCOME TAXES. The Company increased federal income tax incurred by $818,000 during the third quarter of 1997 versus the same period of 1996. Result of taxable incomes of the U.S. operations as opposed to losses for the same period in 1996.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1994, the registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.




April 22, 1998



                            NOBEL INSURANCE LIMITED

                             /s/ Thomas D. Nimmo
                           ------------------------
                                Thomas D. Nimmo
                           Senior Vice President and
                                   Treasurer
                         (principal financial officer)