Form 10-Q/A
period 1997-09-30
NOBEL INSURANCE LTD
filed 1998-05-12
CIK 354392

                                 United States
                      Securities and Exchange Commission
                            Washington, D.C.  20549


                                  FORM 10-Q/A
                                AMENDMENT NO. 2



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

   NET CLAIMS AND CLAIMS EXPENSES. On an aggregate basis claims and claims expenses reduced by $5,074,000, due to volume decreases of earned premium causing an exposure decrease of 5,154,000, and an overall incurred claim ratio improvement to reduce losses by $1,893,000. The change in prior period reserve estimate caused an increase in losses of $1,972,000. On a by line basis, Commercial casualty reduced by $7,784,000 due to decreased exposures of $7,734,000 and rate increase of $908,000.and prior year reserve change of a decrease of $958,000. Specialty line had claim increases of $874,000 due to increased exposure of $172,000 and rate increases of $702,000 as a result of increased current year ultimate loss picks. The personal lines decreased claim and claim expenses by $1,095,000 due to an improvement in loss ratio of $1,329,000 resulting from reduced large loss and decreased storm activity in the third quarter of 1997 over the third quarter of 1996. The exposures increased by $234,000 due to increased earnings. The run-off of prior business recorded increased claims and claims expense of $2,390,000 from reduced redundancy.

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




May 11, 1998



                            NOBEL INSURANCE LIMITED

                             /s/ Thomas D. Nimmo
                           ------------------------
                                Thomas D. Nimmo
                           Senior Vice President and
                                   Treasurer
                         (principal financial officer)