Form 10-K/A
period 1997-12-31
NOBEL INSURANCE LTD
filed 1998-05-12
CIK 354392

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                            ------------------------

                                  FORM 10-K/A

                                AMENDMENT NO. 1

(MARK ONE)

  /X/    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                       OR

  / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                         COMMISSION FILE NUMBER 0-10071
                            ------------------------

                            NOBEL INSURANCE LIMITED

             (Exact name of registrant as specified in its charter)

             ISLANDS OF BERMUDA                        98-0076395
      (State or other jurisdiction of       (IRS Employer Identification No.)
       incorporation or organization)
       DORCHESTER HOUSE, GROUND FLOOR                      N/A
            7 CHURCH STREET WEST                       (zip code)
          HAMILTON, BERMUDA HM 11
  (Address of principal executive offices)

                                  441-292-7104
              (Registrant's telephone number, including area code)

                                 NOT APPLICABLE
   (Former name, former address and former fiscal year, if changed since last report)

        Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12(g) of the Act:

                              TITLE OF EACH CLASS

                        Capital Shares, $1.00 Par Value
                            ------------------------

    Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part II of this Form 10-K or any amendment to this Form 10-K. / /

    The aggregate market value of the voting stock held by nonaffiliates of the registrant on March 16, 1998 was approximately $27,215,646.

    The number of capital shares of the registrant outstanding on March 16, 1998 was 4,544,192.

                  DOCUMENTS INCORPORATED BY REFERENCE -- NONE

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                    PART II

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

1997 VERSUS 1996

                                                                                     YEARS ENDED DECEMBER 31,
                                                                                ----------------------------------
                                                                                   1997        1996       CHANGE
                                                                                ----------  ----------  ----------
                                                                                      (DOLLARS IN THOUSANDS)
UNDERWRITING OPERATIONS
Premiums written..............................................................  $   76,675  $   83,703  $   (7,028)
Reinsurance purchased.........................................................      34,190      40,508       6,318
                                                                                ----------  ----------  ----------
Net premiums written..........................................................  $   42,485  $   43,195  $     (710)
                                                                                ----------  ----------  ----------
                                                                                ----------  ----------  ----------
Net premiums earned...........................................................  $   35,865  $   55,401  $  (19,536)
Net claims and claims expenses................................................     (24,605)    (42,197)     17,592
Service fees and commissions..................................................      (4,623)    (10,401)      5,778
Reinsurance ceding commissions................................................       9,874      11,551      (1,677)
Deferred policy acquisition cost amortization.................................      (7,254)     (8,909)      1,655
General and administrative expenses...........................................     (13,673)    (10,449)     (3,224)
                                                                                ----------  ----------  ----------
    Net loss on underwriting operations.......................................      (4,416)     (5,004)        588
                                                                                ----------  ----------  ----------
CLAIMS ADJUSTING OPERATIONS
Claims adjusting fees earned..................................................       5,593      10,423      (4,830)
CLAIMS ADJUSTING EXPENSES
  Service fees and commissions................................................      (2,857)     (5,624)      2,767
  General and administrative expenses.........................................      (3,348)     (4,611)      1,263
                                                                                ----------  ----------  ----------
                                                                                    (6,205)    (10,235)      4,030
                                                                                ----------  ----------  ----------
    Net income (loss) on claims adjusting operations..........................        (612)        188        (800)
                                                                                ----------  ----------  ----------
Net investment income and gains...............................................       8,248       7,034       1,214
Federal income tax (expense) benefit..........................................        (765)      2,069      (2,834)
                                                                                ----------  ----------  ----------
Net income....................................................................  $    2,455  $    4,287  $   (1,832)
                                                                                ----------  ----------  ----------
                                                                                ----------  ----------  ----------

    PREMIUMS WRITTEN. Premiums written decreased by $7,028,000, or 8%, due to the following. Commercial casualty lines experienced reductions of $489,000 and $11,517,000 in its explosives and haulers lines, respectively, due to competitive market conditions, along with new more restrictive underwriting criteria in the haulers line. These competitive market conditions included both pricing competition from existing carriers as well as additional insurance company competitors that entered this marketplace. The Company expects this competition to continue in future periods. The restrictive additional underwriting criteria imposed in the haulers line was a result of experience gained in the marketplace as well as an analysis of claim trends and further refinement of the Company's actuarial pricing models. In the haulers line, and to a lesser extent the explosives and propane lines, the Company chose not to lower its pricing to match competition, which resulted in less business written. The propane line increased by $1,344,000 due to increased marketing emphasis and strategic planning. It should be noted that the propane line written premiums are significantly affected from year to year based on the marketing success with certain large accounts, which often are written for policy periods of greater or less than the standard 12 months. Specialty lines increased by $2,330,000 due to management direction and planned growth of the Atlanta surety lines as well as the continued development of the bail bond program commenced in 1996. The specialty line written premium increase in 1997 was approximately 50% growth in the Atlanta surety program and the remainder in the bail bond program. Management attention on the specialty lines in 1997 was a result of positive results in 1996 as well as perceived market opportunities. Personal lines increased by $1,304,000 through planned growth in North Carolina and expansion into other strategically targeted states during the year. The planned growth strategy included both steady and moderate price increases and/or marketing emphasis on products and areas with significant growth potential. The Company expects to continue a planned growth strategy.

    REINSURANCE PURCHASED. The Company purchases reinsurance to limit maximum loss, diversify risk and to minimize exposure on large or hazardous risks. In 1997 the Company experienced a reduction of $6,318,000, or 16%, in reinsurance ceded, as a result of changes to certain of the Company's reinsurance programs. The Company's purchase of 80% quota share coverage (AmRe 80% quota share reinsurance), that amounted to $15,343,000 at December 31, 1996, was not renewed during 1997. The AmRe quota share purchased in 1996 reflected the desire to employ surplus utilization strategies. Due to the significant decline in commercial casualty business expected in 1997 as a result of the new restrictive underwriting criteria, it was determined that this additional surplus capacity was not needed in 1997. In addition, premiums associated with the primary casualty excess reinsurance treaty decreased by $2,544,000 due to changes in the structure of the agreement. These decreases were partially offset by the purchase of additional facultative reinsurance amounting to $6,419,000 on business written by four of the commercial auto agents and on twelve of the largest commercial auto risks. As part of the strategy to write less business and to minimize disruption to the Company's agency force during the transition, the Company arranged facultative reinsurance on a quota share basis to support renewal of business produced by certain key agents. With respect to the reinsurance placed for twelve of the Company's largest in-force auto accounts, the Company purchased this facultative reinsurance on an excess of loss basis to secure a favorable fixed reinsurance cost. In addition, specialty lines incurred a reinstatement premium of $2.2 million, as a result of large reinsured losses experienced by the line, plus an increase of $473,000 due to increase written premiums. The personal lines increased $2,476,000 due to a new reinsurance contract and increased direct writings.

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

    NET CLAIMS AND CLAIMS EXPENSES. The net financial year claims ratio of 69% for 1997 compares to 76% for 1996 and is analyzed as follows:

                                                                                YEARS ENDED DECEMBER 31,
                                                               -----------------------------------------------------------
                                                                           1997                          1996
                                                               ----------------------------  -----------------------------
                                                                 FINANCIAL      ACCIDENT       FINANCIAL       ACCIDENT
                                                                   YEAR           YEAR            YEAR           YEAR
                                                               -------------  -------------  --------------  -------------
Reported claims and allocated expense........................          88%            40%            73%             55%
IBNR provision...............................................         (21)%           21%             0%             21%
Unallocated claims adjusting expenses........................           2%             2%             3%              2%
                                                                       --             --             --              --
Total claims expense.........................................          69%            63%            76%             78%
                                                                       --             --             --              --
                                                                       --             --             --              --

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

    The decrease in net claims and claims adjusting expenses may also be analyzed by line. Commercial casualty decreased by $14,476,000 as follows: (i) a decrease in earned premium of $13,058,000; (ii) a deficiency in reserves for prior years of $652,000 for 1997 versus a deficiency of $4,193,000 for 1996; and
(iii) a decrease in the current year loss ratio of $4,959,000. The timing and reporting of large commercial casualty losses impacts reserves when the IBNR reserve for these types of losses is found to be deficient. If there is an increase in the ultimate loss projection for the Accident Year and the Financial Year, the incurred loss ratios would also increase. The decrease in the 1997 loss ratio is primarily attributed to the implementation of the more restrictive underwriting criteria in the haulers line.

    Specialty lines increased by $1,249,000 as follows: (i) an increase in earned premium $418,000; (ii) a deficiency in reserves for prior years of $2,639,000 for 1997 versus a redundancy of $498,000 for 1996; and (iii) an increase in the current year loss ratio $3,968,000. The increase in the loss ratio for specialty lines was primarily a result of poor claims experience and severity of loss with certain large claims. Personal lines decreased by $579,000 as follows: (i) an increase in earned premium of $471,000; (ii) a redundancy in reserves for prior years of $140,000 for 1997 versus a redundancy of $23,000 for 1996; and (iii) a decrease in the current year loss ratio $1,167,000. The decrease in the loss ratio for the personal lines division reflected more favorable weather conditions in 1997 versus 1996, which included the claims associated with Hurricane Fran. Runoff lines decreased by $3,786,000 as a result of a redundancy in reserves for prior years of $975,000 in 1997 versus a redundancy of $4,761,000 in 1996.

    All of the lines of business the Company currently writes are subject to market competition. The actions the Company has taken in each of its business lines to improve underwriting profitability are expected to produce better results in the future, but there can be no guarantee of the ultimate success of these strategies. The Company continues to try and identify business opportunities in its core business lines and to implement underwriting strategies which are designed to have a positive impact on the Company's financial results. Given the level of competition and uncertainties inherent in the insurance underwriting process, it is difficult to predict the ultimate result of such strategies.

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

RESULTS OF OPERATIONS

1996 VERSUS 1995

                                                                                YEARS ENDED DECEMBER 31,
                                                                                ----------------------------------
                                                                                   1996        1995       CHANGE
                                                                                ----------  ----------  ----------
                                                                                      (DOLLARS IN THOUSANDS)
UNDERWRITING OPERATIONS
  Premiums written............................................................  $   83,703  $   70,515  $   13,188
  Reinsurance purchased.......................................................      40,508      22,921      17,587
                                                                                ----------  ----------  ----------
  Net premiums written........................................................      43,195      47,594      (4,399)
                                                                                ----------  ----------  ----------
                                                                                ----------  ----------  ----------
  Net premiums earned.........................................................      55,401      43,198      12,203
                                                                                ----------  ----------  ----------
  Net claims and claims expenses..............................................     (42,197)    (31,702)    (10,495)
  Service fees and commissions................................................     (10,401)     (5,698)     (4,703)
  Reinsurance ceding commissions..............................................      11,551       8,002       3,549
  Deferred policy aquisition cost amortization................................      (8,909)     (4,354)     (4,555)
  General and administrative expenses.........................................     (10,449)    (14,098)      3,649
                                                                                ----------  ----------  ----------
    Net loss on underwriting operations.......................................      (5,004)     (4,652)       (352)
                                                                                ----------  ----------  ----------
CLAIMS ADJUSTING OPERATIONS
  Claims adjusting fees earned................................................      10,423       9,357       1,066
CLAIMS ADJUSTING EXPENSES
  Service fees and commissions................................................      (5,624)     (4,942)       (682)
  General and administrative expenses.........................................      (4,611)     (4,745)        134
                                                                                ----------  ----------  ----------
                                                                                   (10,235)     (9,687)       (548)
                                                                                ----------  ----------  ----------
    Net income (loss) from claims adjusting operations........................         188        (330)        518
Net investment income and gains...............................................       7,034       8,714      (1,680)
Federal income tax benefit....................................................       2,069       2,500        (431)
                                                                                ----------  ----------  ----------
Net income....................................................................  $    4,287  $    6,232  $   (1,945)
                                                                                ----------  ----------  ----------
                                                                                ----------  ----------  ----------

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

    NET CLAIMS AND CLAIMS EXPENSES. The claims ratio of 76% for 1996 compares to 73% for 1995 and is analyzed as follows:

                                                                                 YEARS ENDED DECEMBER 31,
                                                               ------------------------------------------------------------
                                                                           1996                           1995
                                                               -----------------------------  -----------------------------
                                                                 FINANCIAL       ACCIDENT       FINANCIAL       ACCIDENT
                                                                    YEAR           YEAR            YEAR           YEAR
                                                               --------------  -------------  --------------  -------------
Reported claims..............................................          73%             55%            66%             42%
IBNR provision...............................................        --                21%             6%             26%
Unallocated claims adjusting expenses........................           3%              2%             1%              1%
                                                                       --              --             --              --
Total claims expense.........................................          76%             78%            73%             69%
                                                                       --              --             --              --
                                                                       --              --             --              --

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

    The investment guidelines adopted by the Company in November 1989 established that the primary objective of the portfolio is to preserve principal and provide liquidity. The Parent Company's investment guidelines prescribe a portfolio structure of maturities to provide adequate liquidity to settle claims liabilities. See "Business--Investments."

    United States insurance regulations require the ceding insurers to maintain approved collateral for reinsurance balances, including reserves for unearned premiums and unpaid claims and claims expenses ceded to non-admitted reinsurers. The collateral requirements for reinsurance ceded to the Parent

Company by INA is being satisfied by trust fund balances. The fair value of trust assets at December 31, 1997 was $9,606,000. See "Business--Collateral Requirements for Assumed Reinsurance."

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

    During 1995 and 1996 the Company replaced its old systems with modern, Windows-based, client server systems. The financial systems, policy and claims systems, and the desktop systems are all prepared to handle the year 2000 and beyond.

    There can be no assurance that the systems of our customers, reinsurers or vendors will be timely converted and would not have an effect on the Company. The Company believes that the potential for a loss due to this exposure would be minimal, if any.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                NOBEL INSURANCE LIMITED

                                By:             /s/ THOMAS D. NIMMO
                                     -----------------------------------------
                                                  Thomas D. Nimmo
                                        SENIOR VICE PRESIDENT AND TREASURER
                                           (PRINCIPAL FINANCIAL OFFICER)

Date: May 11, 1998