Form 10-Q
period 1998-03-31
NOBEL INSURANCE LTD
filed 1998-05-15
CIK 354392

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q


                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

        For Quarter Ended March 31, 1998 Commission File Number 0-10071


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

                           YES  /X/     NO   / /


     Number of Common Shares, $1.00 Par Value, outstanding at May 13, 1998

                                   4,544,192

                              NOBEL INSURANCE LIMITED
                            CONSOLIDATED BALANCE SHEETS
                        (EXPRESSED IN UNITED STATES DOLLARS)

                                                              MARCH 31,   DECEMBER 31,
                                                                1998          1997
                                                              ---------   ------------
                                                                   (IN THOUSANDS)
ASSETS
Investments:
  Trading portfolio, at fair value:
    Fixed maturity securities (amortized cost: $69 at
      March 31, 1998 and December 31, 1997)                   $     69      $     75
    Equity securities (cost: $3,747 at March 31, 1998
      and $2,830 at December 31, 1997)                           3,916         2,858
    Other investments (cost:  $37 at March 31, 1998 and
      December 31, 1997)                                            27            27
  Securities available for sale, at fair value:
    Fixed maturity securities (amortized cost:  $79,142
    at March 31, 1998 and $94,519 at December 31, 1997)         79,985        95,725
    Equity securities (cost $1,000 at March 31, 1998 and
      December 31, 1997)                                         1,872         1,806
  Short-term investments, at cost, which approximates
    fair value                                                  27,395        18,892
                                                              --------      --------
        Total investments                                      113,264       119,383

Funds held by reinsurance companies                                775         1,640
Premiums and other receivables less allowance for
  doubtful accounts ($263 at March 31, 1998 and $249 at
  December 31, 1997)                                            20,509        23,003
Accrued interest income                                          1,190         1,228
Reinsurance recoverable on paid and unpaid claims               50,124        42,962
Prepaid reinsurance premiums                                    10,369        15,141
Property and equipment less accumulated depreciation
  ($2,344 at March 31, 1998 and $2,174 at December 31, 1997)     3,139         3,309
Deferred policy acquisition costs                                5,000         4,445
Net deferred tax asset                                           4,348         3,702
Other assets                                                     1,565         1,945
                                                              --------      --------
        Total assets                                          $210,283      $216,758
                                                              --------      --------
                                                              --------      --------

          (See Accompanying Notes to Consolidated Financial Statements)

                             NOBEL INSURANCE LIMITED
                           CONSOLIDATED BALANCE SHEETS
                       (EXPRESSED IN UNITED STATES DOLLARS)
                                   (CONTINUED)

                                                              MARCH 31,     DECEMBER 31,
                                                                1998            1997
                                                              ---------     ------------
                                                          (IN THOUSANDS, EXCEPT SHARE DATA)
LIABILITIES

Reserve for claims and claims expenses                         $ 81,254       $ 82,948
Unearned premiums                                                31,142         34,834
Accounts payable and accrued liabilities                          9,738         12,558
Reinsurance premiums payable                                     25,626         24,997
Cash overdraft                                                    2,753          1,034
Other liabilities                                                 4,685          4,770
                                                               --------       --------
      Total liabilities                                         155,198        161,141
                                                               --------       --------
SHAREHOLDERS' EQUITY

Capital shares (Authorized 20,000,000 shares; $1 par value;
  issued 7,846,964 shares at March 31, 1998; 7,808,928
  shares at December 31, 1997; outstanding 4,544,192 shares
  at March 31, 1998 and 4,506,156 shares at December 31, 1997)    7,847          7,809

Contributed surplus                                              45,053         44,841
Unrealized gain on investments                                    1,187          1,379
Retained earnings                                                30,961         31,551
Treasury stock, at cost (3,302,772 shares at March 31, 1998
  and December 31, 1997)                                        (29,963)       (29,963)
                                                               --------       --------
Total shareholders' equity                                       55,085         55,617
                                                               --------       --------
Total liabilities and shareholders' equity                     $210,283       $216,758
                                                               --------       --------
                                                               --------       --------

          (See Accompanying Notes to Consolidated Financial Statements)

                            NOBEL INSURANCE LIMITED
             CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                      (EXPRESSED IN UNITED STATES DOLLARS)

                                                           THREE MONTHS ENDED
                                                                MARCH 31,
                                                           1998           1997
(In thousands, except per share data)
--------------------------------------------------------------------------------
REVENUES:
  Premiums written                                       $ 17,800       $ 19,733
  Reinsurance purchased                                    (8,592)        (8,446)
                                                         --------       --------
  Net premiums written                                   $  9,208       $ 11,287
                                                         --------       --------
                                                         --------       --------

  Premiums earned                                        $ 21,492       $ 21,417
  Premiums ceded                                          (13,364)       (12,779)
                                                         --------       --------
  Net premiums earned                                       8,128          8,638
  Interest income, net of investment expenses of $264
   at March 31, 1998 and $383 at March 31, 1997,
   respectively                                             1,267          1,329
  Net investment gains                                        647            131
  Claim adjusting fees earned                               1,485          1,360
                                                         --------       --------
 Total revenues                                            11,527         11,458
                                                         --------       --------

EXPENSES:
  Claims and claims expenses                               16,431         11,158
  Reinsurance recoveries                                  (10,187)        (6,996)
                                                         --------       --------
  Net claim and claim expenses                              6,244          4,162
  Service fees and commissions                              2,466          1,236
  General and administrative expenses                       3,947          4,202
                                                         --------       --------
  Total expenses                                           12,657          9,600
                                                         --------       --------
  Net income (loss) before income taxes                    (1,130)         1,858
  Income tax expense (benefit):
   Current                                                    ---            248
   Deferred                                                  (540)           400
                                                         --------       --------
   Income tax expense (benefit)                              (540)           648
                                                         --------       --------
  Net income (loss)                                          (590)         1,210
  Retained earnings at beginning of period                 31,551         29,996
                                                         --------       --------

  Retained earnings at end of period                     $ 30,961       $ 31,206
                                                         --------       --------
                                                         --------       --------

PER SHARE DATA:
 Earnings (loss) per share:
  Basic:                                                 $   (.13)      $    .27
                                                         --------       --------
                                                         --------       --------
  Diluted                                                $   (.13)      $    .26
                                                         --------       --------
                                                         --------       --------

          (See Accompanying Notes to Consolidated Financial Statements)

                            NOBEL INSURANCE LIMITED
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     (EXPRESSED IN UNITED STATES DOLLARS)

                                                            THREE MONTHS ENDED
                                                                 MARCH 31
                                                           1998            1997
---------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:                         (IN THOUSANDS)
Net income (loss)                                        $   (590)       $  1,210
 Adjustments to reconcile net income to net cash from
  operating activities:
   Depreciation and amortization                              475            378
   Change in deferred policy acquisition costs               (555)        (1,109)
   Deferred tax expense (benefit)                            (540)           400
   Decrease in reserve for claims and claims expenses      (1,694)        (4,689)
   Decrease in unearned premiums                           (3,692)        (1,684)
   Decrease in accounts payable and accrued liabilities    (2,820)        (1,466)
   Decrease in deferred service fee income                    (65)           (68)
   Decrease in net premiums receivable                      3,131          4,844
   Decrease in accrued interest income                         38              3
   Increase in reinsurance recoverables                    (7,162)        (2,025)
   Decrease in prepaid reinsurance premiums                 4,772          4,334
   Decrease in other assets                                   148             97
   (Increase) Decrease in funds held by reinsurance
   companies                                                  865            (96)
   Net (additions to) dispositions from trading portfolio
    investments                                              (781)          (626)
   Net realized investment gains                             (647)          (131)
   (Gains) losses on disposal of other assets                 ---             (4)
                                                         --------       --------
      Net cash (used by) operating activities              (9,117)          (632)
                                                         --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from investments sold or matured:
 Fixed maturities, available for sale                      30,500         34,684
 Equity securities, available for sale                        ---            199

Purchase of investments:
 Fixed maturities, available for sale                     (14,829)       (32,579)
 Equity securities, available for sale                        ---         (1,780)
Payments on acquisitions                                       (1)            (6)
Purchase of software, property and equipment                  ---           (241)
                                                         --------       --------
      Net cash provided from investing activities          15,670            277
                                                         --------       --------

          (See Accompanying Notes to Consolidated Financial Statements)

                            NOBEL INSURANCE LIMITED
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     (EXPRESSED IN UNITED STATES DOLLARS)
                                  (CONTINUED)

                                                            THREE MONTHS ENDED
                                                                MARCH 31,
                                                           1998            1997
---------------------------------------------------------------------------------
                                                            (IN THOUSANDS)
CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from issuance of capital shares                      250            331
Repayment of notes payable and capital lease obligation       (19)           (54)
Purchase of treasury stock                                    ---           (361)
                                                          -------        -------
  Net cash provided from (used by) financing activities       231            (84)
                                                          -------        -------
Net increase (decrease) in cash and cash equivalents        6,784           (439)
                                                          -------        -------
Cash and cash equivalents at beginning of year             17,858         14,785
                                                          -------        -------
Cash and cash equivalents at end of year                  $24,642        $14,346
                                                          -------        -------
                                                          -------        -------








          (See Accompanying Notes to Consolidated Financial Statements)

                            NOBEL INSURANCE LIMITED
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


   The Consolidated Balance Sheets at March 31, 1998, and Consolidated Statements of Income and Retained Earnings for the three months ended March 31, 1998 and Consolidated Statements of Cash Flows for the three months ended March 31, 1998, have not been examined by independent accountants, but, in the opinion of Nobel Insurance Limited ("Company"), all adjustments (consisting only of normal accruals) necessary for a fair presentation of the financial position and results of operations for the periods indicated have been included.

   Statement of Financial Accounting Standards ("FAS") 115 "Disclosures About Fair Value of Financial Instruments" was adopted and impact, the Company's financial statements as follows:

 1) Net unrealized gains (losses) of $136,200 and $(208,000) from trading portfolio investments were included in first quarter earnings for 1998 and 1997 respectively.

2) Net unrealized gains of $1,187,000 and $1,379,000 from portfolio investments classified as available for sale were included in shareholders' equity at March 31, 1998 and December 31, 1997, respectively.

   The Company is a foreign corporation not, in management's opinion, engaged in a trade or business in any jurisdiction requiring the payment of taxes on income except for its United States subsidiaries (the "U.S. Group") who may ultimately pay United States taxes on their income.

   The U.S. Group is domiciled in the United States and is subject to United States taxes on income. At December 31, 1997, the U.S. Group had consolidated net operating (losses) of approximately $8,160,000 which may be carried forward for U.S. Federal income tax purposes. Such loss carryforwards expire beginning in 2004.

   FAS 109, "Accounting for Income Taxes", was adopted by the Company in 1993 on a prospective basis. The effect of income taxes on operations is presented below:

                                                          THREE MONTHS ENDED
                                                               MARCH 31
                                                         1998             1997
-------------------------------------------------------------------------------
                                                            (IN THOUSANDS)
   Net income before income taxes - consolidated        $(1,130)         $1,858
   Foreign - not subject to tax                             241            (325)
                                                        -------          ------
   U.S. - subject to tax                                $(1,371)         $2,183
                                                        -------          ------
                                                        -------          ------

   Computed "expected" tax expense (benefit) @ 34%      $  (466)         $  742

   Reduction for tax exempt interest                        (90)            (84)
   Other items, net                                          16             (10)
                                                        -------          ------
       Tax expense (benefit)                            $  (540)         $  648
                                                        -------          ------
                                                        -------          ------

   The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at March 31, 1998 and December 31, 1997 are presented below:

                                                         MARCH 31,     DECEMBER 31,
                                                           1998           1997
-----------------------------------------------------------------------------------
                                                              (IN THOUSANDS)
Deferred tax assets:
 Accounts receivable, principally due to
  allowance for doubtful accounts                         $    34        $    34
 Claims reserves, principally due to discounting
  for tax                                                   1,839          1,839
 Unearned premium adjustment                                1,339          1,339
 Net operating loss carryforwards                           3,181          2,774
 Other                                                        754            754
                                                          -------        -------
  Total deferred tax assets                                 7,147          6,740
                                                          -------        -------
Deferred tax liabilities:
 Deferred policy acquisition costs                         (1,700)        (1,511)
 Unrealized gains bonds available for sale                   (528)          (634)
 Other                                                       (571)          (893)
                                                          -------        -------
  Total gross deferred tax liabilities                     (2,799)        (3,038)
                                                          -------        -------
   Net deferred tax balance                               $ 4,348        $ 3,702
                                                          -------        -------
                                                          -------        -------

     Basic earnings (loss) per capital share were determined by dividing net income (loss) by the average capital shares outstanding. Diluted earnings
(loss) per capital share was determined by dividing net income (loss) by diluted shares outstanding which, included capital and capital equivalent shares outstanding attributable to outstanding stock options as follows:

                                                            THREE MONTHS ENDED
                                                                 MARCH 31,
                                                            1998           1997
--------------------------------------------------------------------------------
                                                               (IN THOUSANDS)
 Basis average capital shares outstanding                   4,531          4,481
 Shares applicable to common
  stock equivalents                                            93            102
                                                            -----          -----
 Diluted capital shares outstanding                         4,624          4,583
                                                            -----          -----
                                                            -----          -----

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

  At March 31, 1998 and December 31, 1997, the Company recorded reserves for incurred but not reported and development of known claims ("IBNR") which represented the Company's best estimate of the reserve for claims and claims expense.

  The outstanding balances for casualty and other coverages reserves for incurred but not reported and development of known claims, net of reinsurance recoverable, were (in thousands):

                                       RESERVE BALANCE      INCOME EFFECT
                                       ---------------      -------------
PERIOD ENDING                           GROSS     NET       GROSS     NET
----------------------------------------------------------------------------
 At March 31, 1998                     $30,932  $11,338
 Three months ended March 31, 1998                        $  (381)  $(2,940)
 At December 31, 1997                  $31,313  $14,278
 At March 31, 1997                     $29,255  $15,828
 Three months ended March 31, 1997                        $(6,611)  $(4,847)

   An allowance for doubtful receivables is established when it becomes evident collection is doubtful. An allowance of $263,000 was established as of March 31, 1998 and $249,000 as of December 31, 1997, respectively.

   Net income and shareholder's equity of the U.S. insurance subsidiary, as filed with regulatory authorities on the basis of statutory accounting practices, were as follows (in thousands):

                                                          STATUTORY    STATUTORY
                                                        SHAREHOLDERS'     NET
  PERIOD                                                  EQUITY      INCOME (LOSS)
-----------------------------------------------------------------------------------
  At March 31, 1998                                       $33,488
  Three months ended March 31, 1998                                      $(1,900)
  At December 31, 1997                                    $34,987
  At March 31, 1997                                       $36,915
  Three months ended March 31, 1997                                      $ 1,602

TOTAL COMPREHENSIVE INCOME

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (FAS) No. 130, "Reporting Comprehensive Income". FAS 130 requires that an entity include in total comprehensive income certain amounts which were previously recorded directly to stockholders' equity. For the three months ended March 31, 1998 and 1997 the other comprehensive income amounts included in total comprehensive income consisted of unrealized gains (losses) on investments in debt and equity securities of $(192,000) and ($2,061,000) respectively. Total comprehensive income (loss) for the three months ended March 31, 1998 and 1997 was $(782,000) and ($851,000) respectively.

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

   The collateral requirements for reinsurance ceded to the Parent Company by INA is satisfied by trust balances. The settlement of all claims and claims expenses is being withdrawn from the trust account. The market value of trust assets at March 31, 1998 is $9,426,000.

   The terms of the Parent Company's agreement requires collateral in the trust equal to outstanding liabilities plus a negotiated market value margin for investments other than short-term investments. At March 31, 1998, the collateral consisted of short-term bank deposits and AAA-rated fixed income securities that require a 5% margin. At March 31, 1998, the Company had cash and investments of $110,511,000 of which $15,599,000 was collateralized or pledged to secure the U.S. insurers that have ceded reinsurance to the Company, and to maintain security deposits in the U.S. with various state insurance departments.

    Effective January 1, 1994, the Company adopted Financial Accounting Standard 115. The Company carries its investments designated as trading portfolio investments at market value. Year to date as of March 31, 1998 the Company sold $332,000 of trading portfolio investments with $136,200 gain realized. The Company classified its fixed income security investments, principally bonds, as available for sale, and accordingly, carries these investments at market value. The Company's investment guidelines prescribe a portfolio structure of maturities to provide adequate liquidity to settle claims liabilities. The portfolio continues to be conservatively invested in high quality securities.

   Net cash used by operating activities for the first three months of 1998 was $(9,117,000) compared to net cash used of $(632,000) for the first three months of 1997. The difference was due to payment of claims and claims expenses. Net cash provided by investing activities was $15,670,000 for the first three months of 1998, as opposed to cash provided of $277,000 for the same period of 1997. Cash provided by financing activities includes proceeds from the issuance of 38,036 shares of capital stock for $250,000 or an average cost of $6.57. Cash provided by financing activities also includes repayment of $19,000 in notes payable to produce net financing cash provided of $231,000, compared to net financing cash used of $(84,000) for the first three months of 1997.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1998 VERSUS
THREE MONTHS ENDED MARCH 31, 1997

                                                         THREE MONTHS ENDED
                                                              MARCH 31,
                                                      1998       1997     CHANGE
                                                     -------   -------   -------
                                                        (Dollars in thousands)
UNDERWRITING OPERATIONS
Premiums written                                     $17,800   $19,733   $(1,933)
Reinsurance purchased                                 (8,592)   (8,446)     (146)
                                                     -------   -------   -------
  Net premiums written                               $ 9,208   $11,287   $(2,079)
                                                     -------   -------   -------
                                                     -------   -------   -------
Net premiums earned                                  $ 8,128   $ 8,638   $  (510)
Net claims and claims expenses                        (6,244)   (4,162)   (2,082)
Service fees and commissions                          (1,714)     (554)   (1,160)
General and administrative expenses                   (3,191)   (3,239)       48
                                                     -------   -------   -------
  Net loss on underwriting operations                 (3,021)      683    (3,704)
                                                     -------   -------   -------
CLAIMS ADJUSTING OPERATIONS
Claims adjusting fees earned                           1,485     1,360       125
CLAIMS ADJUSTING EXPENSES
Service fees and commissions                            (752)     (682)      (70)
General and administrative expenses                     (756)     (963)      207
                                                     -------   -------   -------
                                                      (1,508)   (1,645)      137
                                                     -------   -------   -------
  Net income (loss) on claims adjusting operations       (23)     (285)      262
                                                     -------   -------   -------
Net investment income and gains                        1,914     1,460       454
Federal income tax (expense) benefit                     540      (648)    1,188
                                                     -------   -------   -------
  Net income (loss)                                  $  (590)  $ 1,210   $(1,800)
                                                     -------   -------   -------
                                                     -------   -------   -------

PREMIUMS WRITTEN Premiums written decreased by $1,933,000 or 10% due to the following: Commercial casualty experienced decreases in the explosives and propane lines of $54,000 and $2,731,000, respectively, due to marketing conditions, while the haulers premium increased by $1,962,000 due to improved evaluation procedures. The specialty lines premiums decreased by $1,496,000 due to increased competition in the contract surety area, while bail bonds increased written premiums by $259,000 due to increased agency penetration in all four of the national regions. Personal lines had an increase in premiums written of $127,000, from program growth in North and South Carolina and continued rate increases in all available areas.

REINSURANCE PURCHASED The Company purchases reinsurance to reduce risks, limit maximum loss exposure and minimize large loss exposure. During the first quarter of 1998 the Company increased the purchase of reinsurance by $146,000 or 2%. The primary cause of the increase was the commutation of the outstanding reserves amounting to $3,558,000 for the run-off of the workers' compensation and certain general liability lines of business. Personal lines decreased first quarter reinsurance purchased by $3,178,000, as a result of increasing the quota share retention rate by 25% effective January 1, 1998. Such increase in the retention resulted in the recapture of the related unearned premium reserve. Commercial casualty lines decreased the amount of reinsurance purchased by $416,000 due to the reduction in direct written premiums. The specialty lines increased reinsurance purchased for the contract surety line of business by $182,000.

NET PREMIUMS EARNED Premiums are earned on a pro rata basis over the policy period, usually one year. For the first quarter of 1998 versus 1997, premiums earned decreased by $510,000 or 6%. The acquisition of reinsurance for the commutation of the workers' compensation and certain general liability lines resulted in a reduction in earned premiums of $3,558,000. Earned premium in the commercial casualty lines increased by $2,250,000 in the first quarter of 1998 due to the non-renewal of the 80% quota share reinsurance. The specialty lines experienced a reduction in earnings of $440,000 due to lower written premiums. Personal lines increased by $1,238,000 due to the 25% increase in the quota share retention.

NET CLAIMS AND CLAIMS EXPENSES The Company recorded a net increase in claims and claims expense of $2,082,000, or 50%. The increase is the result of (i) prior accident year reserve increases of $2,616,000, (ii) an incurred loss ratio improvement in the current accident year, resulting in a decrease of $359,000, and (iii) a decrease of $175,000 resulting from the decrease in earned premium. The claims and claims expense changed by line follows:
Commercial casualty increased by $2,928,000, due to an increase in earned premium volume, resulting in increased loss exposure of $2,005,000, along with a strengthening of prior accident year reserves of $927,000, offset by a decrease of $4,000 from an improvement in the current accident year loss ratio. The specialty lines had an incurred loss increase of $1,974,000, due to prior accident year reserve strengthening of $1,507,000, an increase in the current accident year loss experience of $647,000, and a volume decrease of $180,000. Personal lines experienced an increase in incurred losses of $655,000, due to increased volume of $509,000, prior accident year reserve strengthening of $119,000, and an increase of $27,000 from a deterioration in the current accident year loss ratio. The commutation of the outstanding reserves for workers' compensation and certain general liability lines resulted in a net decrease of $3,475,000.

ACQUISITION COST, NET OF AMORTIZATION (UNDERWRITING OPERATIONS) Acquisition cost, net of amortization, attributable to underwriting operations (which is included in service fees and commissions on the statement of income) consisted of service fees and commissions expense of $3,174,000 (a decrease of $1,346,000), ceding commissions income of $904,000 (a decrease of $1,953,000) and deferred policy acquisition cost income of $556,000 (a decrease of $553,000) for a net expense decrease of $1,160,000. Commercial casualty net expense increased by $1,072,000, due primarily to the decrease in written premiums, resulting in a reduction of deferred policy acquisition costs, and a decrease in ceding commissions, offset by a decrease in direct commissions. The specialty lines had a net expense decrease of $34,000, due to the decrease of direct commissions from reduced written premiums, offset by a smaller decrease in deferred policy acquisition costs and a slight decrease in ceding commissions. Personal lines produced an increase in expense of $484,000, due to the increased retention of 25% and resulting recapture of a portion of the unearned premium reserve producing less ceding commissions, somewhat offset by the related increase in deferred acquisition costs. The commutation of the workers' compensation and certain general liability reserves resulted in an increase in ceding commissions, a reduction in expense, of $362,000.

GENERAL AND ADMINISTRATIVE EXPENSES (UNDERWRITING OPERATIONS) General and administrative expenses attributable to underwriting operations decreased by $48,000 in the first quarter of 1998 due to increased personal lines expenses of $282,000 in connection with the growth of the line and costs associated with developing systems. The specialty lines increased by $66,000, due to salary and related expense increases in direct expenses, along with a slight increase in allocated overhead. Commercial casualty expenses decreased by $275,000. Direct expenses decreased by $180,000 due to head count reduction, and allocated overhead decreased by $95,000 due to a reduction of volume. The corporate overhead expenses decreased by $121,000 due to expense credits associated with the reconciliation of Nobel Insurance Limited expense accounts.

CLAIMS ADJUSTING OPERATIONS Fee income increased by $125,000 as a result of increased storm activity in the first quarter of 1998 versus 1997. Service fees and commissions increased by $70,000 in connection with the higher revenue. The general and administrative expenses decreased by $207,000 as a result of planned head count reductions, and branch closings.

NET INVESTMENT INCOME AND GAINS Net investment income and gains increased by $454,000 for the first three months of 1998 due to a $516,000 increase in capital gains, and a decrease in investment income of $62,000. The reduction in income is due to declining interest rates and negative cash flow from operations of $9,117,000 resulting from claims and claims expense payments.

FEDERAL INCOME TAXES Federal income tax decreased by $1,188,000 due to the U.S. losses generated by the prior accident year reserve adjustments in Nobel Insurance Company.

PART II.     OTHER INFORMATION

Item 1.     LEGAL PROCEEDINGS
       Not applicable.


Item 2.     CHANGES IN SECURITIES
       Not applicable.


Item 3.     DEFAULTS UPON SENIOR SECURITIES
       Not applicable.


Item 4.     SUBMISSIONS OF MATTERS TO VOTE OF SECURITY HOLDERS
       Not applicable.

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


May 14, 1998