Form 10-Q
period 1998-06-30
NOBEL INSURANCE LTD
filed 1998-08-14
CIK 354392

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

         For Quarter Ended June 30, 1998 Commission File Number 0-10071


                                 NOBEL INSURANCE
                                     LIMITED
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

     ISLANDS OF BERMUDA                        98-0076395
 (STATE OR OTHER JURISDICTION     (I.R.S. EMPLOYER IDENTIFICATION NO.)
OF INCORPORATION OR ORGANIZATION)

 SUITE 409 INTERNATIONAL CENTRE                   NONE
     26 BERMUDIANA ROAD                        (Zip Code)
     HAMILTON, BERMUDA                            HM AX
 (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

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

                                  YES /x/  NO //


 Number of Common Shares, $.05 Par Value, outstanding at August 10, 1998

                                    4,630,542
                                    ---------

                           NOBEL INSURANCE LIMITED
                           CONSOLIDATED BALANCE SHEETS
                      (EXPRESSED IN UNITED STATES DOLLARS)

                                                                                            JUNE 30,             DECEMBER 31,
                                                                                              1998                   1997
---------------------------------------------------------------------------------------------------------------------------------
                                                                                                    (IN THOUSANDS)

ASSETS
Investments:
   Trading portfolio, at fair value:
    Fixed maturity securities (amortized cost:  $69
      December 31, 1997)............................................................   $      ---               $       75
    Equity securities (cost: $2,830 at December 31, 1997)...........................          ---                    2,858
    Other investments (cost:  $37 at December 31, 1997).............................          ---                       27
   Securities available for sale, at fair value:
    Fixed maturity securities (amortized cost:  $9,486 at June 30, 1998 and
     $94,519 at  December 31,1997)..................................................        9,554                   95,725
    Equity securities (cost: $1,000 at December 31, 1997) ..........................          ---                    1,806
    Short-term investments, at cost, which approximates fair
     value..........................................................................       59,983                   18,892
                                                                                        ---------                ----------

     Total investments...............................................................       69,537                  119,383

Funds held by reinsurance companies.................................................          ---                    1,640
Premiums and other receivables less allowance for doubtful accounts ($0 at June 30,
   1998 and $249 at December 31, 1997)..............................................        5,037                   23,003
Accrued interest income.............................................................           82                    1,228
Reinsurance recoverable on paid and unpaid claims...................................          ---                   42,962
Prepaid reinsurance premiums .......................................................          ---                   15,141
Property and equipment less accumulated depreciation ($2,174 at December 31,
1997)...............................................................................          ---                    3,309
Deferred policy acquisition costs ..................................................          ---                    4,445
Net deferred tax asset .............................................................          ---                    3,702
Other assets........................................................................           69                    1,945
                                                                                        ----------                --------

        Total assets................................................................    $  74,725                 $216,758
                                                                                        ----------                --------
                                                                                        ----------                --------

         (See Accompanying Notes to Consolidated Financial Statements)

                             NOBEL INSURANCE LIMITED
                           CONSOLIDATED BALANCE SHEETS
                      (EXPRESSED IN UNITED STATES DOLLARS)
                                   (CONTINUED)

                                                                                              JUNE 30,            DECEMBER 31,
                                                                                                1998                 1997
-------------------------------------------------------------------------------------------------------------------------------
                                                                                               (IN THOUSANDS, EXCEPT SHARE DATA)

LIABILITIES

Reserve for claims and claims expenses....................................................     $        ---          $ 82,948
Unearned premiums.........................................................................              ---            34,834
Reinsurance premiums payable..............................................................              ---            24,997
Accounts payable and accrued liabilities .................................................              775            12,558
Cash overdraft............................................................................              473             1,034
Other liabilities.........................................................................            8,894             4,770
                                                                                                     ------          --------

       Total liabilities..................................................................           10,142           161,141
                                                                                                     ------          --------

SHAREHOLDERS' EQUITY

Capital shares (Authorized 20,000,000 shares; $.05 par value; issued 4,630,542 shares at June 30, 1998; 7,808,928 shares at December 31, 1997; outstanding
  4,630,542 shares at June 30, 1998 and 4,506,156 shares at December 31,
  1997)..............................................................................                   232             7,809
Contributed surplus..................................................................                23,535            44,841
Unrealized gain on investments.......................................................                    68             1,379
Retained earnings....................................................................                40,748            31,551
Treasury stock, at cost (3,302,772 shares at December 31, 1997)......................                   ---           (29,963)
                                                                                                     ------          --------
Total shareholders' equity...........................................................                64,583            55,617
                                                                                                     ------          --------
Total liabilities and shareholders' equity...........................................            $  74,725           $216,758
                                                                                                     ------          --------
                                                                                                     ------          --------

         (See Accompanying Notes to Consolidated Financial Statements)

                             NOBEL INSURANCE LIMITED
             CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                      (EXPRESSED IN UNITED STATES DOLLARS)

                                                                               THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                                     JUNE 30,                    JUNE 30,
(IN THOUSANDS, EXCEPT PER SHARE DATA)                                          1998           1997          1998          1997
REVENUES:
   Premiums written.............................................              $ 19,173        $19,542      $ 36,974      $39,275
   Reinsurance purchased........................................                (1,934)        (9,994)      (10,526)     (18,440)
                                                                                ------         ------       -------      -------
   Net premiums written.........................................              $ 17,239        $ 9,548      $ 26,448      $20,835
                                                                                ------         ------       -------      -------
                                                                                ------         ------       -------      -------
   Premiums earned..............................................              $ 17,988        $20,347      $ 39,480      $41,764
   Premiums ceded...............................................                (5,177)       (11,901)      (18,541)     (24,680)
                                                                                ------        -------      --------      -------
   Net premiums earned..........................................                12,811          8,446        20,939       17,084
   Interest income, net of investment expenses of $ 622 at June 30, 1998
     and $681 at June 30, 1997, respectively....................                 1,111          1,588         2,378        2,917
   Net investment gains.........................................                 1,522            412         2,169          543
   Claim adjusting fees earned..................................                 1,995          1,596         3,480        2,956
                                                                               -------         ------       -------       ------
  Total revenues................................................                17,439         12,042        28,966       23,500
                                                                               -------         ------       -------       ------

EXPENSES:
   Claims and claims expenses...................................                23,593         14,599        40,024       25,757
   Reinsurance recoveries.......................................                (1,147)        (8,563)      (11,334)     (15,559)
                                                                              --------        --------      -------     --------
   Net claim and claim expenses.................................                22,446          6,036        28,690       10,198
   Service fees and commissions.................................                 3,089          1,595         5,555        2,831
   General and administrative expenses..........................                 5,910          3,919         9,857        8,121
                                                                              --------        -------      --------      -------
   Total expenses...............................................                31,445         11,550        44,102       21,150
                                                                              --------        -------      --------      -------
   Net income before disposal of operations and
    income taxes................................................               (14,006)           492       (15,136)       2,350

   Gain on disposal of United States operations.................                29,012           ----        29,012         ----
                                                                               -------        -------      --------    ---------

   Net income before income taxes...............................                15,006            492        13,876        2,350
   Income tax expense (benefit):
      Current...................................................                   344           (203)          344           45
      Deferred..................................................                 4,875            298         4,335          698
                                                                             ---------      ---------     ---------     --------
      Income tax expense........................................                 5,219             95         4,679          743
                                                                           -----------     ----------     ---------     --------

   Net income...................................................                 9,787            397         9,197        1,607
   Retained earnings at beginning of period.....................                30,961         31,206        31,551       29,996
   Dividends paid on capital shares.............................                  ----           (450)         ----         (450)
                                                                           -----------       --------    ----------     --------
   Retained earnings at end of period...........................              $ 40,748        $31,153      $ 40,748      $31,153
                                                                           -----------       --------    -----------    --------
                                                                           -----------       --------    -----------    --------

   PER SHARE DATA

   Earnings per share:

      Basic ....................................................                $2.14            $.09          $2.02       $.36
                                                                           ----------        --------       --------   --------
                                                                           ----------        --------       --------   --------

      Diluted ..................................................                $2.14            $.08          $2.02       $.35
                                                                           ----------        --------       --------   --------
                                                                           ----------        --------       --------   --------

         (See Accompanying Notes to Consolidated Financial Statements)

                             NOBEL INSURANCE LIMITED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (EXPRESSED IN UNITED STATES DOLLARS)


                                                                                               SIX MONTHS ENDED
                                                                                                   JUNE 30,
                                                                                        1998                       1997
------------------------------------------------------------------------------------------------------------------------------
                                                                                                (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income.................................................................             $ 9,197                     $1,607
    Adjustments to reconcile net income to net cash from operations activity:
    Depreciation and amortization..........................................               2,098                        788
    Change in deferred acquisition costs...................................              (1,105)                    (1,584)
    Deferred tax expense...................................................               4,335                        698
    Increase (decrease) in reserve for claims and claims expenses..........               5,618                     (5,472)
    Decrease in unearned premiums..........................................              (2,507)                    (2,489)
    Increase (decrease) in accounts payable and accrued liabilities........                 416                     (2,314)
    (Decrease) in deferred service fee income..............................                (277)                      (161)
    (Increase) decrease in net premiums receivable.........................             (31,971)                     7,196
    Decrease in accrued interest income....................................                 368                        160
    (Increase) in reinsurance recoverables.................................              (3,951)                    (7,437)
    Decrease in prepaid reinsurance premiums...............................               8,016                      6,240
    Decrease in other assets...............................................               2,128                        114
    Decrease in funds held by reinsurance companies........................                 936                         73
    Net (additions to) dispositions from trading portfolio investments.....              (1,188)                      (139)
    Proceeds from sale of United States operations,
       net of cash sold...................................................               47,129                        ---
    (Gains) from sale of United States operations..........................             (29,012)                       ---
    Net realized investment (gains)........................................                (859)                      (543)
    (Gains) on disposal of other assets....................................                 (36)                        (7)
                                                                                    -----------                  ----------
       Net cash provided from (used by) operating activities                              9,335                     (3,270)
                                                                                        -------                   ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

Proceeds from Investments sold or matured:
    Fixed maturities, available for sale...................................              42,751                     53,749
    Equity securities, available for sale..................................                 ---                        573
Purchase of investments:
    Fixed maturities, available for sale...................................             (15,869)                   (53,599)
    Equity securities, available for sale..................................                 ---                     (3,021)
Payments on acquisitions...................................................                  (1)                        (6)
(Purchase) disposal of software, property and equipment....................                  55                       (497)
                                                                                        -------                      -----
    Net cash provided from (used by) investing activities..................              26,936                     (2,801)
                                                                                       --------                 -----------

         (See Accompanying Notes to Consolidated Financial Statements)

                             NOBEL INSURANCE LIMITED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (EXPRESSED IN UNITED STATES DOLLARS)
                                   (CONTINUED)

                                                                                               SIX MONTHS ENDED
                                                                                                   JUNE 30,
                                                                                          1998                   1997
-------------------------------------------------------------------------------------------------------------------------------
                                                                                                (IN THOUSANDS)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable.................................................             8,894                      ---
Proceeds from issuance of capital shares....................................               980                      366
Repayment of notes payable and capital lease obligation.....................            (4,493)                     (73)
Purchase of treasury stock..................................................               ---                     (361)
Dividends paid shareholders.................................................               ---                     (450)
                                                                                      --------                 --------
   Net cash provided from (used by) financing activities....................             5,381                     (518)
                                                                                       -------                 --------
Net increase (decrease) in cash and cash equivalents........................            41,652                   (6,589)
Cash and cash equivalents at beginning of year..............................            17,858                   14,785
                                                                                        ------                   ------
Cash and cash equivalents at end of year....................................         $  59,510                 $  8,196
                                                                                    ----------                  --------
                                                                                    ----------                  --------

         (See Accompanying Notes to Consolidated Financial Statements)

                             NOBEL INSURANCE LIMITED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       The Consolidated Balance Sheets at June 30, 1998, and Consolidated Statements of Income and Retained Earnings for the Six months ended June 30, 1998 and Consolidated Statements of Cash Flows for the Six months ended June 30, 1998, have not been examined by independent accountants, but, in the opinion of Nobel Insurance Limited ("Company"), all adjustments necessary for a fair presentation of the financial position and results of operations for the periods indicated have been included. June 25, 1998 the Company completed the sale of the net assets of its U.S. operating subsidiaries to Renaissance Re Holdings Ltd.. The consolidated balance sheet as of June 30, 1998 includes the assets and liabilities of the company and its U.S. holding company, Nobel Holdings, Inc. The consolidated statements of income and retained earnings and the consolidated statement of cash flows for the six months ended June 30, 1998 include the results of operations for the parent and all the subsidiaries for the periods indicated. Nobel Holdings, Inc. recognized a gain on the disposal of U.S. operations in the second quarter of $29,012,000. On July 3, 1998 Nobel Insurance Limited paid an initial liquidating distribution of approximately $60,197,000 or $13.00 per share to shareholders of record on June 29, 1998.

       At the special shareholders general meeting held June 18, 1998, the shareholders approved and adopted the stock purchase agreement and the plan of liquidation. Effective with this approval the company reduced the par value of its capital shares from $1.00 to $.05 per share and the amount of the reduction was transferred to its contributed surplus account. Also the 3,302,772 shares of treasury stock were retired and the cost of such shares reduced the capital share account by $3,303,000 and the contributed surplus account by $26,660,000.

       The special meeting of shareholders, which commenced on June 18, 1998 and was temporarily adjourned pursuant to the plan of liquidation adopted by the shareholders on June 18, 1998, was reconvened on July 10, 1998 to approve the voluntary winding up of Nobel Insurance Limited under Bermuda law and to appoint the statutory liquidator to conduct the liquidation under the Bermuda Companies Act.

       Statement of Financial Accounting Standards ("FAS") 115 "Disclosures About Fair Value of Financial Instruments" was adopted in 1994 and impacted the Company's financial statements as follows:

 1) Net unrealized gains (losses) of $1,505,000 and $1,369,000 from trading portfolio investments were included in 1998 six month and second quarter earnings, respectively, compared to $361,000 and $569,000 in the six months and second quarter of 1997.

2) Net unrealized gains of $68,000 and $1,379,000 from portfolio investments classified as available for sale were included in shareholders' equity at June 30, 1998 and December 31, 1997 respectively.

       The Company is a foreign corporation not, in management's opinion, engaged in a trade or business in any jurisdiction requiring the payment of taxes on income except for its United States subsidiaries (the "U.S. Group") who may ultimately pay United States taxes on their income.

       The U.S. Group is domiciled in the United States and is subject to United States taxes on income. At December 31, 1997, the U.S. Group had consolidated net operating losses of approximately $8,160,000 which may be carried forward for U.S. Federal income tax purposes. All of these net operating losses were fully utilized in the calculation of income taxes for the U.S. Group at June 30, 1998. The U.S. Group will file a final U.S. Consolidated Tax return for the period ended June 30, 1998.

     FAS 109, "Accounting for Income Taxes", was adopted by the Company in 1993 on a prospective basis. The effect of income taxes on operations is presented below:

                                                             THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                                   JUNE 30,                           JUNE 30,
                                                           1998              1997              1998             1997
-------------------------------------------------- ------------------ ---------------- ----------------- ---------------
                                                     (DOLLARS IN THOUSANDS)             (DOLLARS IN THOUSANDS)

Net income before income taxes - consolidated....       $  15,006            $   492          $13,876            $2,350
Foreign - not subject to tax.....................             772               (326)           1,013                 1
                                                       ----------          ----------      ----------        ----------
U.S. - subject to tax............................       $  14,234            $   166          $12,863            $2,349
                                                       ----------          ----------      ----------        ----------
                                                       ----------          ----------      ----------        ----------
Computed "expected" tax expense @ 34%............       $   4,839            $    57        $   4,373           $   799
Unutilized alternative minimum tax...............             689                ---              689               ---
Reduction for tax-exempt interest................            (196)                30             (286)              (54)
Non-allowed meals and entertainment..............               9                  9                9                 9
Other items, net.................................            (122)                (1)            (106)              (11)
                                                       ----------          ----------       ----------       ----------

       Income tax expense.......................          $ 5,219            $    95         $  4,679            $  743
                                                       ----------          ----------      ----------        ----------
                                                       ----------          ----------      ----------        ----------



             The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1997 were no longer available to Nobel Holdings, Inc. at June 30, 1998 because of the sale of the net assets of its subsidiaries to Renaissance U.S. Holdings, Inc.. There is no net deferred tax asset at June 30, 1998 . The tax effects of temporary differences that gave rise to significant portions of the deferred tax asset and deferred tax liabilities at December 31, 1997 are presented below.


                                                                                         JUNE 30,                  DECEMBER 31,
                                                                                           1998                       1997
---------------------------------------------------------------------------------------------------------------------------------
                                                                                                 (DOLLARS IN THOUSANDS)
  Deferred tax assets:
       Accounts receivable, principally due to
           allowance for doubtful accounts..........................................   $     ---                  $     34
       Claims reserves, principally due to discounting
           for tax..................................................................         ---                     1,839
       Unearned premium adjustment..................................................         ---                     1,339
       Net operating loss carryforwards.............................................         ---                     2,774
       Other........................................................................         ---                       754
                                                                                        ----------                --------
           Total gross deferred tax assets..........................................         ---                     6,740
                                                                                        ----------                --------
   Deferred tax liabilities:
       Deferred policy acquisition costs............................................         ---                    (1,511)
       Unrealized gains bonds available for sale....................................         ---                      (634)
       Other........................................................................         ---                      (893)
                                                                                        ----------                --------
           Total gross deferred tax liabilities.....................................         ---                    (3,038)
                                                                                        ----------                --------
               Net deferred tax balance.............................................  $      ---                    $3,702
                                                                                        ----------                --------
                                                                                        ----------                --------


           Basic earnings per capital share were determined by dividing net income by the average capital shares outstanding. Diluted earnings per capital share was determined by dividing net income by diluted shares outstanding which, included capital and capital equivalent shares outstanding attributable to outstanding stock options at June 30, 1997 as follows:


                                                                            THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                                 JUNE 30,                    JUNE 30,
                                                                          1998               1997       1998           1997
-----------------------------------------------------------------------------------------------------------------------------
                                                                              (IN THOUSANDS)              (IN THOUSANDS)
           Basic average capital shares outstanding ...........           4,577            4,496      4,554            4,489
           Shares applicable to common
               stock equivalents...............................             ---              201        ---              114
                                                                         ------           ------     ------           ------
           Diluted Capital shares outstanding..................           4,577            4,697      4,554            4,603
                                                                         ------           ------     ------           ------
                                                                         ------           ------     ------           ------

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

      At June 30, 1998 and December 31, 1997, the Company recorded reserves for incurred but not reported and development of known claims ("IBNR") which represented the Company's best estimate of the reserve for claims and claims expense.

The outstanding balances for casualty and other coverages reserves for incurred but not reported and development of known claims, net of reinsurance recoverable, which were sold to Renaissance U.S. Holdings, Inc. on June 30, 1998 were as follows (in thousands):


                                                             RESERVE BALANCE         (INCOME) EXPENSE EFFECT
                                                             ---------------         -----------------------
   PERIOD ENDING                                         GROSS              NET            GROSS       NET
------------------------------------------------------------------------------------------------------------
   At June 30, 1998......................................$34,362           $19,171
   Six months ended June 30, 1998........................................................$ 3,049     $ 4,893
   At December 31, 1997..................................$31,313           $14,278
   At June 30, 1997......................................$26,901           $13,193
   Six months ended June 30, 1997........................................................$(8,965)    $(7,482)

        An allowance for doubtful receivables is established when it becomes evident collection is doubtful. An allowance of $278,000 and $298,000 was established in June 1998 and December 31, 1997, respectively and included as part of the net assets sold to Renaissance in June 1998.

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

       The principal cash requirements of the Company as of June 30, 1998 are payments of an initial liquidating distribution of $13.00 per share to shareholders, payment of liquidating and winding up of company expenses, payment of a final distribution of $1.00 per share to the shareholders and repayment of the Renaissance Re limited recourse note and interest in accordance with the approved plan of liquidation.

     The company had a net increase in cash and cash equivalents in the six months ended June 30, 1998 of $41,652,000 because of proceeds received from sale of United States operations.

       Net cash provided by operating activities for the first six months of 1998 was $9,335,000 compared to net cash used of $(3,270,000) for the first six months of 1997. Net cash provided by investing activities was $26,936,000 for the first six months of 1998, as compared to $(2,801,000) used for the same period of 1997. Cash provided by financing activities included the Renaissance Re Limited recourse note of $8,894,000 less repayment of $4,493,000 in notes payable, plus $980,000 received from exercise of stock options to produce net financing cash provided of $5,381,000, compared to net financing cash (used) of $(518,000) for the first six months of 1997.

RESULTS OF OPERATION

SIX MONTHS ENDED JUNE 30, 1998 VERSUS
SIX MONTHS JUNE 30, 1997

                                                                                           SIX MONTHS ENDED
                                                                                                JUNE 30,
                                                                               1998               1997       CHANGE
                                                                               ----               ----       ------
                                                                                         (Dollars in thousands)
UNDERWRITING OPERATIONS
Premiums written........................................................        $36,974          $39,275       $(2,301)
Reinsurance purchased...................................................        (10,526)         (18,440)        7,914
                                                                                -------          -------       -------
   Net premiums written.................................................        $26,448          $20,835       $ 5,613
                                                                                -------          -------       -------
                                                                                -------          -------       -------
Net premiums earned.....................................................        $20,939          $17,084       $ 3,855
Net claims and claims expenses..........................................        (28,690)         (10,198)      (18,492)
Service fees and commissions............................................         (3,752)          (1,314)       (2,438)
General and administrative expenses.....................................         (8,268)          (6,354)       (1,914)
                                                                                -------          -------       -------
       Net income (loss) on underwriting operations.....................        (19,771)            (782)      (18,989)
                                                                                -------          -------       -------
CLAIMS ADJUSTING OPERATIONS
Claims adjusting fees earned............................................          3,480            2,956           524
Claims adjusting expenses
    Service fees and commissions........................................         (1,803)          (1,517)         (286)
    General and administrative expenses.................................         (1,589)          (1,767)          178
                                                                                -------          -------       -------
                                                                                 (3,392)          (3,284)         (108)
                                                                                -------          -------       -------
   Net income (loss) on claims adjusting operations                                  88             (328)          416
                                                                                -------          -------       -------
Net investment income and gains.........................................          4,547            3,460         1,087
Gain on Sale of Operations..............................................         29,012              ---        29,012
Federal income tax (expense)............................................         (4,679)            (743)       (3,936)
                                                                                -------          -------       -------
   Net income...........................................................        $ 9,197           $1,607        $7,590
                                                                                -------          -------       -------
                                                                                -------          -------       -------

                                       10

PREMIUMS WRITTEN - Premiums written decreased by $2,301,000 due to the following: Commercial casualty experienced decreases in the explosives and propane lines of $4,225,000 and $145,000, respectively, due to marketing conditions, while the haulers premium increased by $4,790,000 due to improved evaluation procedures. The specialty lines premiums decreased by $3,931,000 due to the discontinuance of writing of surety business while bail bonds increased written premiums by $536,000 due to increased agency penetration in all four of the national regions. Personal lines had an increase in premiums written of $674,000, from program growth in North and South Carolina and continued rate increases in all available areas.

REINSURANCE PURCHASED - The Company purchases reinsurance to reduce risks, limit maximum loss exposure and minimize large loss exposure. During the first six months of 1998 the Company decreased the purchase of reinsurance by $7,914,000 or 43%. One primary cause was the commutation of the outstanding reserves amounting to an increase of $3,558,000 for the run-off of the workers' compensation and certain general liability lines of business. Personal lines decreased reinsurance purchased by $2,930,000, as a result of increasing the quota share retention rate by 25% effective January 1, 1998. Such increase in the retention resulted in the recapture of the related unearned premium reserve. Commercial casualty lines decreased the amount of reinsurance purchased by $8,408,000 due to the reduction in direct written premiums and non-renewal of two quota share reinsurance agreements. The specialty lines decreased reinsurance purchased for the contract surety line of business by $134,000.

NET PREMIUMS EARNED - Premiums are earned on a pro rata basis over the policy period, usually one year. For the first six months of 1998, premiums earned increased by $3,855,000. The acquisition of reinsurance for the commutation of the workers' compensation and certain general liability lines resulted in a reduction in earned premiums of $3,573,000. Earned premium in the commercial casualty lines increased by $6,002,000 in the first six months of 1998 due primarily to the non-renewal of the 80% quota share reinsurance. The specialty lines experienced a reduction in earnings of $1,072,000 due to lower written premiums because of discontinuance of writing surety business. Personal lines increased by $2,498,000 due to the 25% increase in the quota share retention.

NET CLAIMS AND CLAIMS EXPENSES - The Company recorded a net increase in claims and claims expense of $18,492,000. The increase is the result of (i) prior accident year reserve increases and, (ii) an increase in current accident year development. The claims and claims expense changed as follows: Commercial casualty increased $8,113,000, due to an increase in earned premium volume, resulting in increased loss exposure, along with a strengthening of prior accident year reserves, offset by a decrease from an improvement in the current accident year loss ratio. The specialty lines had an incurred loss increase of $7,539,000 due to prior accident year reserve strengthening and an increase in the current accident year loss experience, and a volume decrease due to discontinuance of writings. Personal lines experienced an increase in incurred losses of $2,840,000, due to increased volume, prior accident year reserve strengthening and an increase from a deterioration in the current accident year loss ratio. The commutation of the outstanding reserves for workers' compensation and certain general liability lines resulted in a net decrease of $3,475,000 and is included in the Commercial casualty change.

ACQUISITION COST, NET OF AMORTIZATION (UNDERWRITING OPERATIONS) - Acquisition cost, net of amortization, attributable to underwriting operations (which is included in service fees and commissions on the statement of income) consisted of service fees and commissions expense of $6,391,000 (a decrease of $2,375,000), ceding commissions income of $1,536,000 (a decrease of $4,334,000) and deferred policy acquisition cost income of $1,105,000 (a decrease of $479,000) for a net expense increase of $2,438,000. Commercial casualty net expense increased by $1,148,000, due primarily to the decrease in written premiums, resulting in a reduction of deferred policy acquisition costs, and a decrease in ceding commissions, offset by a decrease in direct commissions. The specialty lines had a net expense decrease of $59,000, due to the decrease of direct commissions from reduced written premiums, offset by a smaller decrease in deferred policy acquisition costs and a decrease in ceding commissions. Personal lines produced an increase in expense of $1,349,000, due to the increased retention of 25% and resulting recapture of a portion of the unearned premium reserve producing less ceding commissions, offset by the related increase in deferred acquisition costs. The commutation of the workers' compensation and
                                       11
certain general liability reserves resulted in an increase in ceding commissions, a reduction in expense, of $345,000 and is included in the Commercial Casualty increase.

GENERAL AND ADMINISTRATIVE EXPENSES (UNDERWRITING OPERATIONS) - General and administrative expenses attributable to underwriting operations increased by $1,914,000 in the first six months of 1998 due to increased personal lines expenses of $1,414,000 in connection with the growth of the line and costs associated with developing systems. The specialty lines increased by $64,000, due to salary and related expense increases in direct expenses, along with a slight increase in allocated overhead. Commercial casualty expenses increased by $287,000. The corporate overhead expenses increased by $149,000 due to expenses associated with the sale of the U.S. Operations net of credits associated with the reconciliation of Nobel Insurance Limited expense accounts.

CLAIM ADJUSTING OPERATIONS - Fee income increased by $524,000 as a result of increased storm activity in the first six months of 1998. Service fees and commissions increased by $286,000 in connection with the higher revenue. The general and administrative expenses decreased by $178,000 as a result of planned head count reductions, and branch closings.

NET INVESTMENT INCOME AND GAINS - Net investment income and gains increased by $1,087,000 for the first six months of 1998 due to a $1,626,000 increase in capital gains, and a decrease in investment income of $539,000. The reduction in income is due to declining interest rates and negative cash flow from operations resulting from claims and claims expense payments.

GAIN ON DISPOSAL OF UNITED STATES OPERATIONS - The six months includes the gain on disposal of the surety underwriting and agency activities of $1,865,000 as well as the gain from the sale of the U.S. operating subsidiaries to Renaissance U.S. Holdings, Inc. of $27,147,000.

FEDERAL INCOME TAXES - Federal income tax increased by $3,936,000 due to the sale of the U. S. Operating subsidiaries which generated current tax of $344,000 as well as the release of the deferred tax asset of $4,335,000.


RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1998
VERSUS THREE MONTHS ENDED JUNE 30, 1997


                                                                                          THREE MONTHS ENDED
                                                                                          ------------------
                                                                                               JUNE 30,
                                                                                1998          1997            CHANGE
                                                                                ----          ----            ------
                                                                                       (Dollars in thousands)
UNDERWRITING OPERATIONS
Premiums written......................................................         $19,173        $19,542         $  (369)
Reinsurance purchased.................................................          (1,934)        (9,994)          8,060
                                                                               -------        -------         -------
   Net premiums written...............................................         $17,239        $ 9,548         $ 7,691
                                                                               -------        -------         -------
                                                                               -------        -------         -------
Net premiums earned...................................................         $12,811        $ 8,446         $ 4,365
Net claims and claims expenses........................................         (22,446)        (6,036)        (16,410)
Service fees and commissions..........................................          (2,038)          (760)         (1,278)
General and administrative expenses...................................          (5,076)        (3,116)         (1,960)
                                                                               -------        -------         -------
       Net income (loss) on underwriting operations...................         (16,749)        (1,466)        (15,283)
                                                                               -------        -------         -------
CLAIMS ADJUSTING OPERATIONS

Claims adjusting fees earned..........................................           1,995          1,596             399
Claims adjusting expenses
    Service fees and commissions......................................          (1,051)          (835)           (216)
    General and administrative expenses...............................            (834)          (803)            (31)
                                                                               -------        -------         -------
                                                                                (1,885)        (1,638)           (247)
                                                                               -------        -------         -------
   Net income on claims adjusting operations                                       110            (42)            152
                                                                               -------        -------         -------
Net investment income and gains.......................................           2,633          2,000             633
Gain on Sale of Operations............................................          29,012           ---           29,012
Federal income tax (expense)..........................................          (5,219)           (95)         (5,124)
                                                                               -------        -------         -------
   Net income.........................................................        $  9,787        $   397          $9,390
                                                                               -------        -------         -------
                                                                               -------        -------         -------

PREMIUMS WRITTEN - Premiums written decreased by $369,000 in the second quarter of 1998 compared to the second quarter of 1997. Commercial casualty increased $1,244,000 due to increased writing in haulers and propane of $2,829,000 and $204,000 respectively and a decrease in writings of $1,789,000 in explosives. Specialty lines decreased $2,160,000 due to the discontinuance of writings in this line of business. Personal lines increased $547,000 due to planned expansion.

REINSURANCE PURCHASED - The Company purchases reinsurance to reduce risks, limit maximum loss exposure and minimize large loss exposure. During the second quarter of 1998 the Company purchased $8,060,000 less reinsurance compared to the second quarter of 1997. Commercial casualty decreased reinsurance purchased by $6,993,000 due to non-renewal of several contracts. Personal lines reduced reinsurance by $752,000 due to increasing retention by 25% on its quota share agreement. Surety decreased $315,000 because of the discontinuance of writing this type coverage.

NET PREMIUMS EARNED - Earned premiums increased $4,365,000 in the second quarter of 1998 compared to the second quarter of 1997. Commercial casualty increased $3,736,000 due to non-renewal of reinsurance contracts. Personal lines increased $1,260,000 due to the 25% increase in the quota share retention. Surety decreased $631,000 due to the discontinuance of this program.

NET CLAIMS AND CLAIMS EXPENSES - The Company recorded a net increase in claims and claims expense of $16,410,000. Commercial casualty increased by $8,658,000, due to an increase in earned premium volume, resulting in increased loss exposure and a strengthening of prior accident year reserves. Personal lines increased $2,188,000, due to increased volume through expansion, prior accident year reserve strengthening, and a higher than expected current year loss ratio. Specialty lines increased $5,564,000 due to prior accident year reserve strengthening, an increase in current year experience and a volume decrease due to discontinuance of this line of business.

ACQUISITION COST, NET OF AMORTIZATION (UNDERWRITING OPERATIONS) - Acquisition cost, net of amortization, attributable to underwriting operations reinsurance consisted of service fees and commissions expense which decreased $1,029,000, ceding commissions income which decreased $2,380,000 and deferred policy acquisition cost income which increased $73,000 for a net expense increase of $1,278,000. Commercial casualty net expense increased by $436,000, due primarily to the decrease in written premiums, resulting in a reduction of deferred policy acquisition costs, and a decrease in ceding commissions, offset by a decrease in direct commissions. The specialty lines had a net expense decrease of $24,000, due to the decrease of direct commissions from reduced written premiums, offset by a smaller decrease in deferred policy acquisition costs and a decrease in ceding commissions. Personal lines produced an increase in expense of $866,000, due to the increased retention of 25% and resulting recapture of a portion of the unearned premium reserve producing less ceding commissions, somewhat offset by the related increase in deferred acquisition costs.

GENERAL AND ADMINISTRATIVE EXPENSES (UNDERWRITING OPERATIONS) - General and administrative expenses attributable to underwriting operations increased by $1,960,000 in the second quarter of 1998 due to increased personal lines expenses of $1,130,000 in connection with the growth of the line and costs associated with developing systems. The specialty lines decreased by $2,000 due to salary and related expense decreases in direct expenses, along with a slight increase in allocated overhead. Commercial casualty expenses increased by $562,000. The corporate overhead expenses increased by $270,000 due to expenses associated with the sale of U.S. Operations net of credits associated with reconciliation of Nobel Insurance Limited expense accounts.

CLAIM ADJUSTING OPERATIONS - Fee income increased by $399,000 as a result of increased storm activity in the second quarter of 1998. Service fees and commissions increased by $216,000 in connection with the higher revenue. The general and administrative expenses increased by $31,000 as a result of additional overhead charges from reallocation of cost.

NET INVESTMENT INCOME AND GAINS - Net investment income and gains increased by $633,000 for the second three months of 1998 due to a $1,110,000 increase in capital gains, and a decrease in investment income of $477,000. The reduction in income is due to declining interest rates and negative cash flow from operations resulting from claims and claims expense payments.

GAIN ON DISPOSAL OF UNITED STATES OPERATIONS - The six months includes the gain on disposal of the surety underwriting and agency activities of $1,865,000 as well as the gain from the sale of the U.S. operating subsidiaries to Renaissance U.S. Holdings, Inc. of $27,147,000.

FEDERAL INCOME TAXES - Federal income tax increased by $5,124,000 due to the sale of the U.S. subsidiaries which generated current tax of $344,000 as well as the release of the deferred tax asset of $4,875,000.

PART II.            OTHER INFORMATION

Item 1.     LEGAL PROCEEDINGS
            -----------------
            Not applicable.

Item 2.     CHANGES IN SECURITIES
            ---------------------
            Not applicable.

Item 3.     DEFAULTS UPON SENIOR SECURITIES
            -------------------------------
            Not applicable.

Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
            ---------------------------------------------------
            At the special meeting of Shareholders June 18, 1998, the following matters were voted upon:


                                                                    VOTED FOR       VOTED AGAINST        VOTES WITHHELD
                                                                    ---------       -------------        --------------
1.   Approval and adoption of the Stock Purchase Agreement          3,451,906            13,815               7,353
     by and among the Company, Nobel Holdings, Inc.
     Renaissance Holdings, Ltd. and Renaissance United States
     Holdings, Inc.

2.   Approval and adoption of the Plan of Liquidation dated         3,451,906            13,815               7,353
     January 30, 1998 as described in the proxy statement.

3.   Approval of the following:                                     3,454,283            14,315               4,476

     a) Voluntarily wind up the Company in accordance with laws of Bermuda.
     b) Appoint Malcolm Butterfield of KPMG Bermuda liquidator of the Company.
     c)  Compensate liquidator with fee of not more than $325 per hour.
         Minimum fee of $5,000 plus out of pocket expenses.
     d) Continue the authority of Board of Directors and Officers as may be necessary to facilitate the liquidation.


                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto

                            NOBEL INSURANCE LIMITED


/S/  Jeffry K. Amsbaugh                     /S/  Thomas D. Nimmo
---------------------------                 -----------------------------------
Jeffry K. Amsbaugh                          Thomas D. Nimmo
Chief Executive Officer                     Senior Vice President and Treasurer


August 12, 1998