Form 10-Q
period 1998-09-30
NOBEL INSURANCE LTD
filed 1998-11-16
CIK 354392

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549


                                  FORM 10-Q


                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

     For Quarter Ended September 30, 1998 Commission File Number 0-10071


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

                         YES /X/     NO / /
                             ---        ---

  Number of Common Shares, $.05 Par Value, outstanding at November 12, 1998

                                  4,630,542
                                  ---------

                             NOBEL INSURANCE LIMITED
                           CONSOLIDATED BALANCE SHEETS
                      (EXPRESSED IN UNITED STATES DOLLARS)

                                                                     SEPTEMBER 30,  DECEMBER 31,
                                                                         1998          1997
------------------------------------------------------------------------------------------------
                                                                           (IN THOUSANDS)
ASSETS

Investments:

     Trading portfolio, at fair value:
         Fixed maturity securities (amortized cost: $69
           December 31, 1997) ......................................  $     --      $     75
         Equity securities (cost: $2,830 at December 31, 1997) .....        --         2,858
         Other investments (cost: $37 at December 31, 1997) ........        --            27
     Securities available for sale, at fair value:
         Fixed maturity securities (amortized cost $94,519
           at December 31,1997) ....................................        --        95,725
         Equity securities (cost: $1,000 at December 31, 1997) .....        --         1,806
         Short-term investments, at cost, which approximates
           fair value ..............................................    13,427        18,892
                                                                      --------      --------

            Total investments ......................................    13,427       119,383

Cash
Funds held by reinsurance companies ................................        62            --
                                                                            --         1,640
Premiums and other receivables less allowance for
    doubtful accounts ($249 at December 31, 1997) ..................        --        23,003
Accrued interest income ............................................        --         1,228
Reinsurance recoverable on paid and unpaid claims ..................        --        42,962
Prepaid reinsurance premiums .......................................        --        15,141
Property and equipment less accumulated depreciation
  ($2,174 at December 31, 1997) ....................................        --         3,309
Deferred policy acquisition costs ..................................        --         4,445
Net deferred tax asset .............................................        --         3,702
Other assets .......................................................        50         1,945
                                                                      --------      --------

            Total assets............................................  $ 13,539      $216,758
                                                                      --------      --------
                                                                      --------      --------

        (See Accompanying Notes to Consolidated Financial Statements)

                             NOBEL INSURANCE LIMITED
                           CONSOLIDATED BALANCE SHEETS
                      (EXPRESSED IN UNITED STATES DOLLARS)
                                   (CONTINUED)

                                                                     SEPTEMBER 30,  DECEMBER 31,
                                                                         1998          1997
--------------------------------------------------------------------------------------------------
                                                                  (IN THOUSANDS, EXCEPT SHARE DATA)
     LIABILITIES

     Reserve for claims and claims expenses ......................  $     --       $  82,948

     Unearned premiums ...........................................        --          34,834

     Reinsurance premiums payable ................................        --          24,997

     Accounts payable and accrued liabilities ....................       133          12,558

     Cash overdraft ..............................................        --           1,034

     Other liabilities ...........................................     8,894           4,770
                                                                    --------       ---------
         Total liabilities .......................................     9,027         161,141
                                                                    --------       ---------

     SHAREHOLDERS' EQUITY

     Capital shares (Authorized 20,000,000 shares; $.05 par
      value; issued 4,630,542 shares at September 30, 1998;
      7,808,928 shares at December 31, 1997; outstanding
      4,630,542 shares at September 30, 1998 and 4,506,156
      shares at December 31, 1997) ...............................       232           7,809

     Contributed surplus .........................................    23,535          44,841

     Unrealized gain on investments ..............................        --           1,379

     Retained earnings ...........................................    40,942          31,551

     Treasury stock, at cost (3,302,772 shares at
      December 31, 1997) .........................................        --         (29,963)

     Partial liquidating distribution.............................   (60,197)             --
                                                                    --------       ---------
     Total shareholders' equity ..................................     4,512          55,617
                                                                    --------       ---------
     Total liabilities and shareholders' equity ..................  $ 13,539       $ 216,758
                                                                    --------       ---------
                                                                    --------       ---------

          See Accompanying Notes to Consolidated Financial Statements)

                            NOBEL INSURANCE LIMITED
            CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                     (EXPRESSED IN UNITED STATES DOLLARS)

                                                         THREE MONTHS ENDED          NINE MONTHS ENDED
                                                            SEPTEMBER 30,              SEPTEMBER 30,
(IN THOUSANDS, EXCEPT PER SHARE DATA)                    1998        1997           1998           1997
---------------------------------------------------------------------------------------------------------
REVENUES:
     Premiums written ............................... $    --      $ 19,597      $  36,974      $ 58,872
     Reinsurance purchased ..........................      --        (7,035)       (10,526)      (25,475)
                                                      -------      --------      ---------      --------
     Net premiums written ........................... $    --      $ 12,562      $  26,448      $ 33,397
                                                      -------      --------      ---------      --------
                                                      -------      --------      ---------      --------
     Premiums earned ................................ $    --      $ 20,362      $  39,480      $ 62,126
     Premiums ceded .................................      --       (10,213)       (18,541)      (34,893)
                                                      -------      --------      ---------      --------
     Net premiums earned ............................      --        10,149         20,939        27,233
     Interest income, net of investment expenses of
      $627 at September 30, 1998 and $  988 at
      September 30, 1997, respectively ..............     199         1,497          2,577         4,414
     Net investment gains ...........................      95         1,339          2,264         1,882
     Claim adjusting fees earned ....................      --         1,599          3,480         4,555
                                                      -------      --------      ---------      --------
   Total revenues ...................................     294        14,584         29,260        38,084
                                                      -------      --------      ---------      --------

EXPENSES:
     Claims and claims expenses .....................      --        17,633         40,024        43,390
     Reinsurance recoveries .........................      --       (11,253)       (11,334)      (26,812)
                                                      -------      --------      ---------      --------
     Net claim and claim expenses ...................      --         6,380         28,690        16,578
     Service fees and commissions ...................      --         1,871          5,555         4,702
     General and administrative expenses ............     100         4,114          9,957        12,235
                                                      -------      --------      ---------      --------
     Total expenses .................................     100        12,365         44,202        33,515
                                                      -------      --------      ---------      --------
     Net income before disposal of operations and
      income taxes ..................................     194         2,219        (14,942)        4,569

     Gain on disposal of United States operations ...      --            --         29,012            --
                                                      -------      --------      ---------      --------

     Net income before income taxes .................     194         2,219         14,070         4,569
     Income tax expense (benefit):
          Current ...................................      --            38            344            83
          Deferred ..................................      --           607          4,335         1,305
                                                      -------      --------      ---------      --------
          Income tax expense ........................      --           645          4,679         1,388
                                                      -------      --------      ---------      --------

     Net income .....................................     194         1,574          9,391         3,181

     Retained earnings at beginning of period .......  40,748        31,153         31,551        29,996
     Dividends paid on capital shares ...............      --          (225)          --            (675)
                                                      -------      --------      ---------      --------
     Retained earnings at end of period ............. $40,942      $ 32,502      $  40,942      $ 32,502
                                                      -------      --------      ---------      --------
                                                      -------      --------      ---------      --------
     PER SHARE DATA

     Earnings per share:

          Basic ..................................... $   .04      $    .35      $    2.05      $    .71
                                                      -------      --------      ---------      --------
                                                      -------      --------      ---------      --------
          Diluted ................................... $   .04      $    .34      $    2.05      $    .69
                                                      -------      --------      ---------      --------
                                                      -------      --------      ---------      --------

       (See Accompanying Notes to Consolidated Financial Statements)

                             NOBEL INSURANCE LIMITED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (EXPRESSED IN UNITED STATES DOLLARS)

                                                                                   NINE MONTHS ENDED
                                                                                    SEPTEMBER 30,
                                                                                   1998          1997
--------------------------------------------------------------------------------------------------------
                                                                                     (IN THOUSANDS)
   CASH FLOWS FROM OPERATING ACTIVITIES:

   Net income .............................................................      $  9,391       $  3,181
     Adjustments to reconcile net income to net cash from
      operations activity:
     Depreciation and amortization ........................................         2,098          1,228
     Change in deferred acquisition costs .................................        (1,105)        (2,259)
     Deferred tax expense .................................................         4,335          1,305
     Increase (decrease) in reserve for claims and claims expenses ........         5,618         (5,259)
     (Decrease) in unearned premiums ......................................        (2,507)        (3,255)
     (Decrease) in accounts payable and accrued liabilities ...............          (226)        (1,784)
     (Decrease) in deferred service fee income ............................          (277)          (235)
     (Increase) decrease in net premiums receivable .......................       (26,934)         6,574
     Decrease in accrued interest income ..................................           450            174
     (Increase) in reinsurance recoverables ...............................        (3,951)       (11,891)
     Decrease in prepaid reinsurance premiums .............................         8,016          9,419
     Decrease in other assets .............................................         2,147            196
     Decrease in funds held by reinsurance companies ......................           936            111
     Net (additions to) dispositions from trading portfolio investments ...        (1,188)         3,047
     Proceeds from sale of United States operations,
      net of cash sold ....................................................        47,129           --
     (Gains) from sale of United States operations ........................       (29,012)          --
     Net realized investment (gains) ......................................          (954)        (1,882)
     (Gains) on disposal of other assets ..................................           (36)            (4)
                                                                                  -------        -------
         Net cash provided from (used by) operating activities ............        13,930         (1,334)
                                                                                  -------        -------
   CASH FLOWS FROM INVESTING ACTIVITIES:

   Proceeds from Investments sold or matured:
         Fixed maturities, available for sale .............................        52,332         74,262
         Equity securities, available for sale ............................          --              573
   Purchase of investments:
         Fixed maturities, available for sale .............................       (15,869)       (67,356)
         Equity securities, available for sale ............................          --           (3,021)
   Payments on acquisitions ...............................................            (1)            (6)
   (Purchase) disposal of software, property and equipment ................            55           (573)
                                                                                  -------        -------
     Net cash provided from investing activities ..........................        36,517          3,879
                                                                                  -------        -------

         (See Accompanying Notes to Consolidated Financial Statements)

                             NOBEL INSURANCE LIMITED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (EXPRESSED IN UNITED STATES DOLLARS)
                                   (CONTINUED)

                                                                                 NINE MONTHS ENDED
                                                                                  SEPTEMBER 30,
                                                                                1998           1997
---------------------------------------------------------------------------------------------------
                                                                                 (IN THOUSANDS)
     CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from notes payable .....................................         8,894           --
     Proceeds from issuance of capital shares ........................           980            393
     Repayment of notes payable and capital lease obligation .........        (4,493)           (93)
     Purchase of treasury stock ......................................          --             (361)
     Dividends paid shareholders .....................................          --             (675)
     Partial liquidating distribution ................................       (60,197)          --
                                                                            --------       --------
         Net cash (used by) financing activities .....................       (54,816)          (736)
                                                                            --------       --------
     Net increase (decrease) in cash and cash equivalents ............        (4,369)         1,809
     Cash and cash equivalents at beginning of year ..................        17,858         14,785
                                                                            --------       --------
     Cash and cash equivalents at end of year ........................      $ 13,489       $ 16,594
                                                                            --------       --------
                                                                            --------       --------

         (See Accompanying Notes to Consolidated Financial Statements)

                             NOBEL INSURANCE LIMITED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


      The Consolidated Balance Sheets at September 30, 1998, and Consolidated Statements of Income and Retained Earnings for the Nine months ended September 30, 1998 and Consolidated Statements of Cash Flows for the Nine months ended September 30, 1998, have not been examined by independent accountants, but, in the opinion of Nobel Insurance Limited ("Company"), all adjustments necessary for a fair presentation of the financial position and results of operations for the periods indicated have been included. On June 25, 1998 the Company completed the sale of the net assets of its U.S. operating subsidiaries to Renaissance Re Holdings Ltd.. The consolidated balance sheet as of September 30, 1998 includes the assets and liabilities of the company and its U.S. holding company, Nobel Holdings, Inc. The consolidated statements of income and retained earnings and the consolidated statement of cash flows for the nine months ended September 30, 1998 include the results of operations for the parent and all the subsidiaries for the periods indicated. Nobel Holdings, Inc. recognized a gain on the disposal of U.S. operations in the second quarter of $29,012,000. On July 3, 1998 Nobel Insurance Limited paid an initial liquidating distribution of approximately $60,197,000 or $13.00 per share to shareholders of record on June 29, 1998.

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

      The special meeting of shareholders, which commenced on June 18, 1998 and was temporarily adjourned pursuant to the plan of liquidation adopted by the shareholders on June 18, 1998, was reconvened on July 10, 1998 to approve the voluntary winding up of Nobel Insurance Limited under Bermuda law and to appoint the statutory liquidator to conduct the liquidation under the Bermuda Companies Act. The liquidator is presently in the process of liquidating the company.

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

      FAS 109, "Accounting for Income Taxes", was adopted by the Company in 1993 on a prospective basis. The effect of income taxes on operations is presented below:

                                                         THREE MONTHS ENDED        NINE MONTHS ENDED
                                                            SEPTEMBER 30,             SEPTEMBER 30,
                                                        1998         1997        1998          1997
-------------------------------------------------------------------------------------------------------
                                                     (DOLLARS IN THOUSANDS)     (DOLLARS IN THOUSANDS)
      Net income before income taxes - consolidated      $194      $ 2,219       $ 14,070       $ 4,569
      Foreign - not subject to tax ................       194          177          1,207           178
                                                         ----      -------       --------       -------
      U.S. - subject to tax .......................      $  0      $ 2,042       $ 12,863       $ 4,391
                                                         ----      -------       --------       -------
                                                         ----      -------       --------       -------
      Computed "expected" tax expense @ 34% .......      $--       $   693       $  4,373       $ 1,492

      Unutilized alternative minimum tax ..........       --          --              689          --
      Reduction for tax-exempt interest ...........       --           (59)          (286)         (113)
      Non-allowed meals and entertainment .........       --            19              9            28
      Other items, net ............................       --            (8)          (106)          (19)
                                                         ----      -------       --------       -------
      Income tax expense ..........................      $--       $   645       $  4,679       $ 1,388
                                                         ----      -------       --------       -------
                                                         ----      -------       --------       -------

           The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1997 were no longer available to Nobel Holdings, Inc. at September 30, 1998 because of the sale of the net assets of its subsidiaries to Renaissance U.S. Holdings, Inc.. There is no net deferred tax asset at September 30, 1998. The tax effects of temporary differences that gave rise to significant portions of the deferred tax asset and deferred tax liabilities at December 31, 1997 are presented below.

                                                       SEPTEMBER 30, DECEMBER 31,
                                                           1998          1997
-------------------------------------------------------------------------------
                                                         (DOLLARS IN THOUSANDS)
     Deferred tax assets:
       Accounts receivable, principally due to
         allowance for doubtful accounts .............      $--         $    34
       Claims reserves, principally due to discounting
         for tax .....................................       --           1,839
       Unearned premium adjustment ...................       --           1,339
       Net operating loss carryforwards ..............       --           2,774
       Other .........................................       --             754
                                                            -----       -------
         Total gross deferred tax assets .............       --           6,740
                                                            -----       -------
     Deferred tax liabilities:
       Deferred policy acquisition costs .............       --          (1,511)
       Unrealized gains bonds available for sale .....       --            (634)
       Other .........................................       --            (893)
                                                            -----       -------
         Total gross deferred tax liabilities ........       --          (3,038)
                                                            -----       -------
           Net deferred tax balance ..................      $--         $ 3,702
                                                            -----       -------
                                                            -----       -------

         Basic earnings per capital share were determined by dividing net income by the average capital shares outstanding. Diluted earnings per capital share was determined by dividing net income by diluted shares outstanding which, included capital and capital equivalent shares outstanding attributable to outstanding stock options at September 30, 1997 as follows:

                                                  THREE MONTHS ENDED     NINE MONTHS ENDED
                                                     SEPTEMBER 30,         SEPTEMBER 30,
                                                   1998       1997       1998       1997
-------------------------------------------------------------------------------------------
                                                 (IN THOUSANDS)            (IN THOUSANDS)
     Basic average capital shares
       outstanding ..........................      4,631      4,500      4,580      4,492
     Shares applicable to common
       stock equivalents ....................       --          134       --          122
                                                   -----      -----      -----      -----
     Diluted Capital shares outstanding .....      4,631      4,634      4,580      4,614
                                                   -----      -----      -----      -----
                                                   -----      -----      -----      -----

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

The outstanding balances for casualty and other coverages reserves for incurred but not reported and development of known claims, net of reinsurance recoverable, which were sold to Renaissance U.S. Holdings, Inc. on June 30, 1998 were as follows (in thousands):

                                               RESERVE BALANCE     (INCOME) EXPENSE EFFECT
                                               -----------------   -----------------------
     PERIOD ENDING                             GROSS       NET       GROSS        NET
     -------------------------------------------------------------------------------------
     At September 30, 1998 ................  $   --    $   --
     Nine months ended September 30, 1998..                        $  3,049    $  4,893
     At December 31, 1997 .................  $ 31,313  $ 14,278
     At September 30, 1997 ................  $ 29,082  $ 12,806
     Nine months ended September 30, 1997..                        $ (6,784)   $ (7,869)

       An allowance for doubtful receivables is established when it becomes evident collection is doubtful. An allowance $249,000 was established December 31, 1997, and was included as part of the net assets sold to Renaissance in June 1998.

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

      The principal cash requirements of the Company as of September 30, 1998 are payments of accounts payable and payment of liquidating and winding up of company expenses, payment of a final distribution of $1.00 per share to the shareholders and repayment of the Renaissance Re limited recourse note and interest in accordance with the approved plan of liquidation.

      The company had a net decrease in cash and cash equivalents in the nine months ended September 30, 1998 of $4,368,000 because the payment of the initial liquidating distribution of $13.00 per share or $60,197,000 to shareholders.

      Net cash provided by operating activities for the nine months of 1998 was $13,931,000 compared to net cash used of $(1,334,000) for the nine months of 1997. Net cash provided by investing activities was $36,517,000 for the nine months of 1998, as compared to $(3,879,000) for the same period of 1997. Cash provided by financing activities included the Renaissance Re Limited recourse note of $8,894,000 less repayment of $4,493,000 in notes payable, plus $980,000 received from exercise of stock options less $60,197,000 partial liquidating distribution to produce net financing cash used of $(54,816,000), compared to net financing cash provided of $1,809,000 for the nine months of 1997.

RESULTS OF OPERATION

NINE MONTHS ENDED SEPTEMBER 30, 1998 VERSUS
NINE MONTHS SEPTEMBER 30, 1997

                                                                  NINE MONTHS ENDED
                                                                  -----------------
                                                                     SEPTEMBER 30,
                                                         1998           1997          CHANGE
                                                       --------       --------       --------
                                                                (Dollars in thousands)
UNDERWRITING OPERATIONS
Premiums written ...............................      $ 36,974       $ 58,872       $(21,898)
Reinsurance purchased ..........................       (10,526)       (25,475)        14,949
                                                      --------       --------       --------
   Net premiums written ........................      $ 26,448       $ 33,397       $ (6,949)
                                                      --------       --------       --------
                                                      --------       --------       --------
Net premiums earned ............................      $ 20,939       $ 27,233       $ (6,294)
Net claims and claims expenses .................       (28,690)       (16,578)       (12,112)
Service fees and commissions ...................        (3,752)        (2,363)        (1,389)
General and administrative expenses ............        (8,368)        (9,647)         1,279
                                                      --------       --------       --------
   Net income (loss) on underwriting operations        (19,871)        (1,355)       (18,516)
                                                      --------       --------       --------
CLAIMS ADJUSTING OPERATIONS
Claims adjusting fees earned....................         3,480          4,555         (1,075)
Claims adjusting expenses
 Service fees and commissions ..................        (1,803)        (2,339)           536
 General and administrative expenses ...........        (1,589)        (2,588)           999
                                                      --------       --------       --------
                                                        (3,392)        (4,927)         1,535
                                                      --------       --------       --------
Net income (loss) on claims adjusting
  operations ...................................           88           (372)           460
                                                      --------       --------       --------
Net investment income and gains ................         4,841          6,296         (1,455)
Gain on Sale of Operations .....................        29,012           --           29,012
Federal income tax (expense) ...................        (4,679)        (1,388)        (3,291)
                                                      --------       --------       --------
 Net income .....................................     $  9,391       $  3,181       $  6,210
                                                      --------       --------       --------
                                                      --------       --------       --------

Premiums written, reinsurance purchased, net premiums earned, net claims and claims expenses and acquisition cost all show decreases in comparison to the nine months of September 30, 1997 due to the disposal of the insurance operations in the second quarter of 1998. During the third quarter the company was engaged in the voluntary liquidation and winding up of its business and no longer had the insurance and claims adjusting operations.

The only income during this period was from investments being held, pending final distributions to creditors and shareholders. The only expenses during the period were for the payment of items relating to the winding up of the company business.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1998
VERSUS THREE MONTHS ENDED SEPTEMBER 30, 1997

                                                             THREE MONTHS ENDED
                                                             ------------------
                                                                 SEPTEMBER 30,
                                                      1998           1997          CHANGE
                                                     -----         --------       --------
                                                              (Dollars in thousands)
UNDERWRITING OPERATIONS
Premiums written ..............................      $  --         $ 19,597       $(19,597)
Reinsurance purchased .........................         --           (7,035)         7,035
                                                     -----         --------       --------
 Net premiums written .........................      $  --         $ 12,562       $(12,562)
                                                     -----         --------       --------
                                                     -----         --------       --------
Net premiums earned ...........................      $  --         $ 10,149       $(10,149)
Net claims and claims expenses ................         --           (6,380)         6,380
Service fees and commissions ..................         --           (1,050)         1,050
General and administrative expenses ...........       (100)          (3,293)         3,193
                                                     -----         --------       --------
   Net income (loss) on underwriting operations       (100)            (574)           474
                                                     -----         --------       --------

CLAIMS ADJUSTING OPERATIONS
Claims adjusting fees earned ..................         --            1,599         (1,599)
Claims adjusting expenses
 Service fees and commissions .................         --             (821)           821
 General and administrative expenses ..........         --             (821)           821
                                                     -----         --------       --------
                                                        --           (1,642)         1,642
                                                     -----         --------       --------
 Net income on claims adjusting operations ....         --              (43)            43
                                                     -----         --------       --------
Net investment income and gains ...............        294            2,836         (2,542)
Federal income tax (expense) ..................         --             (645)           645
                                                     -----         --------       --------
   Net income .................................      $ 194         $  1,574       $ (1,380)
                                                     -----         --------       --------
                                                     -----         --------       --------

            PREMIUMS WRITTEN - Premiums written decreased due to sale of all insurance operations as of June 30, 1998. The third quarter of 1998 no longer had insurance functions.

            REINSURANCE PURCHASED - Due to the sale of insurance operations the company had no reinsurance purchased in the third quarter.

            NET PREMIUMS EARNED - The Company had no earned premiums in the quarter due to the disposal of the insurance operations.

            NET CLAIMS AND CLAIMS EXPENSES - The Company had no claims expenses for the quarter due to the disposal of the insurance operation.

            ACQUISITION COST, NET OF AMORTIZATION (UNDERWRITING OPERATIONS) - Acquisition cost did not exist in third quarter due to the disposal of the insurance operations.

            GENERAL AND ADMINISTRATIVE EXPENSES (UNDERWRITING OPERATIONS) - General and administrative expenses of $100,000 was due to the payment of liquidating and winding up expenses.

            CLAIM ADJUSTING OPERATIONS - This operation was sold on June 30,
            1998.

            NET INVESTMENT INCOME AND GAINS - Net investment income and gains in third quarter of 1998 is comprised of $95,000 in capital gains, and $199,000 in investment income. The reduction in income is due to negative cash flow from operations resulting from payment of the partial liquidating distribution.

            The company no longer had United States operations and therefore no provision for United States taxes.

PART II.            OTHER INFORMATION

Item 1.           LEGAL PROCEEDINGS
             Not applicable.

Item 2.           CHANGES IN SECURITIES
             Not applicable.

Item 3.           DEFAULTS UPON SENIOR SECURITIES
             Not applicable.

Item 4.           SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS
             None

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto



                             NOBEL INSURANCE LIMITED


/S/  Jeffry K. Amsbaugh              /S/  Thomas D. Nimmo
     -----------------------              -----------------------------------
     Jeffry K. Amsbaugh                   Thomas D. Nimmo
     Chief Executive Officer              Senior Vice President and Treasurer


November 12, 1998