Form 10-K
period 1998-12-31
NOBEL INSURANCE LTD
filed 1999-11-10
CIK 354392

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission file number: 000-10071

                             NOBEL INSURANCE LIMITED
             (Exact name of registrant as specified in its charter)

ISLANDS OF BERMUDA                                                   98-0076395
(State or other jurisdiction                                   (I.R.S. Employer
of incorporation or organization)                            Identification No.)

VALLIS BUILDING
58 PAR-LA-VILLE ROAD
HAMILTON, BERMUDA HM 11                                                    N/A
(Address of principal executive offices)                             (Zip Code)

       Registrant's telephone number, including area code: (441) 295-5063

        Securities registered pursuant to Section 12(b) of the Act: NONE

           Securities registered pursuant to Section 12(g) of the Act:
                         CAPITAL SHARES, $0.05 PAR VALUE

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes          No   X
                                                ---------    ---------

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

         The aggregate market value of the voting stock held by non-affiliates of the registrant on March 31, 1999 was $2,801,487. As of that date, 4,630,542 shares of the Company's Common Stock were outstanding.

                                     PART I

ITEM  1.      BUSINESS

         Nobel Insurance Limited (the "Company" or "Nobel") was incorporated on December 15, 1978 under the Laws of the Islands of Bermuda and commenced operations on January 1, 1979.

         The Company's principal business previously included the service and underwriting of commercial property, casualty and surety risks for specialized industries, and personal lines property coverages for low-value dwellings. The Company's principal commercial markets previously consisted of distributors, manufacturers, and users of explosives; transporters of hazardous materials and general commodities; marketers of propane; and small to medium-size businesses requiring all forms of surety bonding. These customers were principally located in the United States. The Company has previously conducted underwriting operations as a Bermuda-based reinsurer.

         On June 18, 1998, the Company's shareholders approved the sale of its United States operating assets to a wholly owned subsidiary of RenaissanceRe Holdings Ltd., an Islands of Bermuda company ("RenaissanceRe"), and approved and adopted the Plan of Liquidation of the Company. On June 25, 1998, the Company completed the sale of its operating assets.

         On July 10, 1998, pursuant to the Plan of Liquidation, the shareholders of the Company approved the voluntarily winding up of the Company (the "Liquidation") in accordance with the laws of Bermuda and the appointment of Malcolm Butterfield of the Bermuda office of KPMG Peat Marwick ("KPMG"), Chartered Accountants, as the liquidator of the Company (in such capacity, the "Liquidator") to act as Liquidator to oversee the Liquidation under The Companies Act 1981 of Bermuda. The Liquidation is currently in progress.

ITEM 2.       PROPERTIES

         None.  See "Business."

ITEM 3.       LEGAL PROCEEDINGS

         None.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

                                     PART II

ITEM 5.       MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
              MATTERS

         Prior to November 11, 1998, Nobel's capital shares were listed on the National Market of The Nasdaq Stock Market ("Nasdaq"). On November 11, 1998, Nobel's capital shares were delisted pursuant to Nasdaq Marketplace Rule 4450(f), which allows Nasdaq to terminate a listing if a liquidation has been authorized and the issuer is committed to proceed.

         Following its delisting from Nasdaq, Nobel's capital shares were traded over the counter on the OTC Bulletin Board, under the trading symbol "NBLIF," which was changed to "NBLIE" as of April 20, 1999, as a result of Nobel's failure to file this Annual Report on a timely basis. Because Nobel remains delinquent in its SEC filings, effective May 20, 1999, its capital shares have been removed from the list of OTC Bulletin Board Securities. Nobel's capital shares may continue to be traded, at the discretion of the Liquidator, until the completion of the Liquidation.

         The following table represents the high and low closing sales prices of the capital shares as reported by Nasdaq and the OTC Bulletin Board for the periods indicated.


                                       1998
                                --------------------
                              HIGH               LOW
                              -------          -------
1st Quarter                   $13.313          $12.813
2nd Quarter                   $13.375          $13.063
3rd Quarter                   $13.438          $ 0.563
4th Quarter                   $ 0.813          $ 0.688

         On March 31, 1999, the last reported sale price of Nobel's capital shares was $0.75 per share. On that date, Nobel had approximately 190 holders of record of its capital shares.

         There are no limitations under Nobel's Memorandum of Association on the right of non-Bermudian citizens or residents to hold or vote Nobel's securities. However, under the Exchange Control Act 1972 of Bermuda and regulations made thereunder, Bermuda residents may not acquire shares in Nobel without having first obtained the permission of the Bermuda Monetary Authority (the "Authority"). The Authority has imposed restrictions on persons seeking to acquire beneficial ownership of 10% or more of Nobel's outstanding shares, or to increase their beneficial ownership above 10%. Such persons must first obtain the approval of the Board of Directors of Nobel and the approval of the Authority.

         On July 3, 1998, Nobel paid an initial liquidation distribution of approximately $60,197,000, or $13.00 per share, to shareholders of record on June 29, 1998. Nobel intends to make a final distribution to its shareholders, which is estimated to be $1.00 per share, upon completion of the Liquidation. Nobel did not pay ordinary cash dividends on its Common Stock during the year ended December 31, 1998.

ITEM 6.       SELECTED CONSOLIDATED FINANCIAL DATA

         The selected consolidated financial data presented below for, and as of the end of, each of the years ended December 31, 1994 through 1997, has been derived from the consolidated financial statements of the Company which have been audited by KPMG Peat Marwick, independent certified public accountants. The consolidated balance sheet as of December 31, 1997, and the consolidated statements of operations, shareholders' equity and cash flows for each of the years in the two-year period ended December 31, 1997, and the report thereon are included elsewhere in this Annual Report. The selected consolidated financial data presented below for the periods January 1, 1998, through July 10, 1998, and July 11, 1998, through December 31, 1998, and as of December 31, 1998, is derived from consolidated financial statements of the Company, which have been audited by Deloitte & Touche. The consolidated statement of net assets in liquidation as at December 31, 1998, and the related consolidated statement of changes in net assets in liquidation for the period July 11, 1998, through December 31, 1998, the consolidated statements of operations for the periods from January 1, 1998, through July 10, 1998, and from July 11, 1998, through December 31, 1998, and the consolidated statement of cash flows for the periods from January 1, 1998, through July 10, 1998, and from July 11, 1998, through December 31, 1998, and the report thereon are included elsewhere in this Annual Report. The information presented below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," the consolidated financial statements and the notes thereto, and the other financial information included herein. The Company's records are maintained in United States dollars, and all amounts set forth in this Annual Report are expressed in United States dollars except as otherwise indicated.

                                                                  GOING CONCERN BASIS                         LIQUIDATION BASIS
                                                    ------------------------------------------------          -----------------
                                                                YEAR ENDED DECEMBER 31,                          JULY 11 -
                                                                -----------------------        JANUARY 1 -      DECEMBER 31,
                                                      1994     1995     1996       1997        JULY 10 1998(1)     1998(1)
                                                     ------   ------   ------     ------      ----------------  ----------------
                                                                       (in thousands, except per share data)
INCOME DATA:

Premiums written                                    $ 59,527  $ 70,515  $ 83,703  $ 76,675  $ 36,974               $   --
Reinsurance purchased                                (19,025)  (22,921)  (40,508)  (34,190)  (10,526)                  --
                                                    --------  --------  --------  --------  --------             --------
 Net premiums written                               $ 40,502  $ 47,594  $ 43,195  $ 42,485  $ 26,448               $   --
                                                    ========  ========  ========  ========  ========             ========
Net premiums earned                                 $ 34,821  $ 43,198  $ 55,401  $ 35,865  $ 20,939               $   --
Net investment income                                  5,543     7,302     6,272     5,637     2,373                  364
Net investment gains                                     489     1,412       762     2,611     2,169                   95
Claim adjusting fees earned                            9,400     9,357    10,423     5,593     3,480                   --
                                                    --------  --------  --------  --------  --------             --------
    Total revenues                                    50,253    61,269    72,858    49,706    28,961                  459
                                                    --------  --------  --------  --------  --------             --------

Net claims and claims expenses                        13,628    31,702    42,197    24,605    28,690                   --
Acquisition cost, net of amortization (2)              6,881     6,992    13,383     4,860     5,555                   --
General and administrative expenses                   14,369    18,843    15,060    17,021     9,852                  259
                                                    --------  --------  --------  --------   -------              -------
         Total expenses                               34,878    57,537    70,640    46,486    44,097                  259
                                                    --------  --------  --------  --------   -------             --------
Net income (loss) before disposal of operations
and income taxes                                      15,375     3,732     2,218     3,220   (15,136)                 200
Gain on disposal of U.S. Operations                     --        --        --        --      29,012                   --
                                                    --------  --------  --------  --------   -------             --------
Net income before income taxes                        15,375     3,732     2,218     3,220    13,876                  200
Income tax expense (benefit)                            --      (2,500)   (2,069)      765     4,462                   --
                                                    --------  --------  --------  --------   -------             --------
Net income before adjustment to liquidation basis     15,375     6,232     4,287     2,455     9,414                  200
Adjustment to liquidation basis of accounting           --         --       --        --        --                     25
                                                    --------  --------  --------  --------  --------             --------
NET INCOME                                          $ 15,375  $  6,232  $  4,287  $  2,455  $  9,414             $    225
                                                    ========  ========  ========  ========  ========             ========
PER SHARE DATA:
         Earnings per share
                  Basic                             $   2.42  $   1.08  $   0.94  $   0.55  $   2.03             $   0.05
                                                    ========  ========  ========  ========  ========             ========
                  Diluted                           $   2.37  $   1.06  $   0.92  $   0.53  $   2.03             $   0.05
                                                    ========  ========  ========  ========  ========             ========
         Average number capital shares
                  Basic                                6,341     5,764     4,555     4,496     4,593                4,593
                  Diluted                              6,478     5,901     4,659     4,615     4,593                4,593


                                                                       GOING CONCERN BASIS                    LIQUIDATION BASIS
                                                     -------------------------------------------------------  -----------------
                                                                YEAR ENDED DECEMBER 31,                           JULY 11 -
                                                                -----------------------        JANUARY 1 -       DECEMBER 31,
                                                      1994     1995     1996     1997        JULY 10 1998(1)        1998(1)
                                                     ------   ------   ------   ------      ----------------  ----------------
                                                                       (in thousands, except per share data)
GAAP OPERATING RATIOS:
Claims ratio                                           39.1      73.4   76.2     68.6             N/A               N/A
Expense ratio                                          28.0      27.2   29.2     37.4             N/A               N/A
                                                     ------   -------  ------   -----
Combined ratio                                         67.3     100.6  105.4    106.0             N/A               N/A



                                                                  GOING CONCERN BASIS
                                                                      DECEMBER 31,
                                             --------------------------------------------------------------    LIQUIDATION BASIS
BALANCE SHEET DATA:                               1994            1995            1996            1997         DECEMBER 31, 1998
------------------                           --------------  --------------  --------------  --------------   ------------------
Cash & investments                           $     107,643   $     128,866   $     123,442   $     119,383            $ 13,550
Total assets                                 $     168,173   $     203,388   $     222,778   $     216,758            $ 14,221
Total shareholders' equity                   $      56,548   $      64,908   $      53,187   $      55,167             $ 4,760


         ---------------------------------

(1) On June 25, 1998, the Company sold its U.S. operating subsidiaries. On July 10, 1998, the Company was placed in members' voluntary liquidation by a vote of its shareholders. Since that time, the Company has been engaged in the voluntary liquidation and winding up of its affairs and no longer has any active business.

(2) "Acquisition cost, net of amortization" is comprised of service fees and commissions, reinsurance ceding commissions, and deferred policy acquisition cost amortization.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

1998 COMPARED TO 1997


                                                   LIQUIDATION              GOING CONCERN
                                                       BASIS                     BASIS
                                                   -----------        --------------------------
                                                    JULY 11 -         JANUARY 1 -
                                                   DECEMBER 31,         JULY 10,
                                                       1998               1998            1997
                                                   ------------       ------------    -----------
                                                                     (In thousands)
UNDERWRITING OPERATIONS

Premiums written.................................. $   --             $ 36,974       $ 76,675
Reinsurance purchased.............................     --              (10,526)       (34,190)
                                                   ------------       ------------    -----------
Net premiums written.............................. $   --             $ 26,448       $ 42,485
                                                   ------------       ------------    -----------
                                                   ------------       ------------    -----------

Net premiums earned............................... $   --             $ 20,939       $ 35,865
Net claims and claims expenses....................     --               28,690         24,605
Service fees and commissions......................     --                3,752          2,003
General and administrative expenses...............     --                8,522         13,673
                                                   ------------       ------------    -----------
Net (loss) on underwriting operations.............     --              (20,025)        (4,416)
                                                   ------------       ------------    -----------

CLAIMS ADJUSTING OPERATIONS

Claims adjusting fees earned......................     --                3,480          5,593
Service fees and commissions......................     --                1,803          2,857
General and administrative expenses...............     259               1,330          3,348
                                                   ------------       ------------    -----------

Net income (loss) on claims adjusting operations..    (259)                347           (612)
                                                   ------------       ------------    -----------

Net investment income and gains...................     459               4,542          8,248
Gain on disposal of U.S. operations...............     --               29,012            --
Federal income tax expense (benefit)..............     --                4,462            765
Adjustment to liquidation basis of accounting.....      25                  --             --
                                                   ------------       ------------    -----------

Net income........................................$    225             $  9,414          2,455
                                                   ------------       ------------    -----------
                                                   ------------       ------------    -----------





         Premiums written, reinsurance purchased, net premiums earned, net claims and claims expenses and acquisition cost all show decreases in comparison to the year ended December 31, 1997 due to the disposal of the insurance operations in the second quarter of 1998. During the third and fourth quarters the Company was engaged in the voluntary liquidation and winding up of its business and no longer had the insurance and claims adjusting operations.

         The only revenues during this period were from investments being held, pending final distributions to creditors and shareholders. The only expenses during the period were for the payment of items relating to the winding up of the Company's business.

         Given the sale of all operations and the voluntary liquidation proceedings, additional comparisons between the periods would not be meaningful.

1997 COMPARED TO 1996



                                                                              YEAR ENDED DECEMBER 31,

                                                           -------------------------------------------------------------
                                                                 1997                  1996                  CHANGE
                                                           ----------------       ---------------       ----------------
                                                                                  (In thousands)
UNDERWRITING OPERATIONS

Premiums written.......................................... $       76,675         $      83,703         $      (7,028)
Reinsurance purchased.....................................         34,190                40,508                 6,318
                                                           ----------------       ---------------       ----------------
Net premiums written...................................... $       42,485         $      43,195         $        (710)
                                                           ----------------       ---------------       ----------------
                                                           ----------------       ---------------       ----------------
Net premiums earned....................................... $       35,865         $      55,401         $     (19,536)
Net claims and claims expenses............................         24,605                42,197                17,592
Service fees and commissions..............................          4,623                10,401                 5,778
Reinsurance ceding commissions............................          9,874                11,551                (1,677)
Deferred policy acquisition cost amortization.............          7,254                 8,909                 1,655
General and administrative expenses.......................         13,673                10,449                (3,224)
                                                           ----------------       ---------------       ----------------
Net (loss) on underwriting operations.....................         (4,416)               (5,004)                  588
                                                           ----------------       ---------------       ----------------
CLAIMS ADJUSTING OPERATIONS

Claims adjusting fees earned..............................          5,593                10,423                (4,830)
Service fees and commissions..............................          2,857                 5,624                 2,767
General and administrative expenses.......................          3,348                 4,611                 1,263
                                                           ----------------       ---------------       ----------------
                                                                   (6,205)              (10,235)                4,030
   Net income (loss) on claims adjusting operations.......           (612)                  188                  (800)
                                                           ----------------       ---------------       ----------------
Net investment income and gains...........................          8,248                 7,034                 1,214
Federal income tax expense (benefit)......................            765                (2,069)               (2,834)
                                                           ----------------       ---------------       ----------------
Net income................................................ $        2,455         $       4,287         $      (1,832)
                                                           ----------------       ---------------       ----------------
                                                           ----------------       ---------------       ----------------


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

         NET CLAIMS AND CLAIMS EXPENSES. The net financial year claims ratio of 69% for 1997 compares to 76% for 1996 and is analyzed as follows:


                                                                        Years ended December 31,
                                                    ----------------------------------------------------------------
                                                                 1997                               1996
                                                    ------------------------------      ----------------------------
                                                     Financial          Accident         Financial        Accident
                                                        Year              Year             Year             Year
                                                    ------------       -----------      -----------      -----------
Reported claims and allocated expense                        88%               40%              73%              55%
IBNR provision                                             (21)%               21%               0%              21%
Unallocated claims adjusting expense                          2%                2%               3%               2%
                                                              --                --               --               --
Total claims expense                                         69%               63%              76%              78%
                                                              --                --               --               --
                                                              --                --               --               --


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

         ACQUISITION COST, NET AMORTIZATION (UNDERWRITING OPERATIONS). Acquisition cost, net of amortization attributable to underwriting operations consisted of service fees and commissions (which decreased $5,778,000), reinsurance ceding commissions (which decreased $1,677,000) and deferred policy acquisition cost amortization (which decreased $1,655,000) for a net expense decrease of $5,756,000. Commercial casualty net expense decreased $3,733,000 due primarily to the earnings of ceding commissions of $3,836,000 associated with the AmRe 80% quota share premiums. Other changes associated with reduced premium writings, increased deferral rates and increased reinsurance purchased accounted for the balance.

         Specialty lines net expense decreased by $219,000. Increased commission expense associated with increased premium writings were offset by increased reinsurance ceding commissions. Personal lines net expense decreased by $1,804,000 due primarily to increases in contingent ceding commissions as a result of lower loss ratios.

         GENERAL AND ADMINISTRATIVE EXPENSES (UNDERWRITING OPERATIONS). General and administrative expenses attributable to underwriting operations increased by $3,224,000 in 1997. During 1997, the Company incurred costs of $680,000 associated with the sale of its operating subsidiaries. The Company wrote off premium and deductible receivables amounting to $343,000 when it was determined that they were uncollectible. In addition, the Company recorded nonrecurring costs of $406,000 associated with the implementation of its premiums and claims system. The remaining increase is primarily due to the absence of offsetting, nonrecurring other income items amounting to $1,795,000, which were recorded in 1996.

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

LIQUIDITY AND CAPITAL RESOURCES

         The principal cash requirements of the Company as of December 31, 1998 were payments of accounts payable and payment of liquidating and winding up of Company expenses, payment of a final distribution of up to $1.00 per share to the shareholders, and repayment of the RenaissanceRe limited recourse note and interest in accordance with the approved plan of liquidation.

         The Company had a net decrease in cash and cash equivalents in the year ended December 31, 1998 of $4,308,000 because of the payment of the initial liquidating distribution of $13.00 per share, or $60,197,000, to shareholders in July 1998.

         Net cash provided by operating activities was $13,691,000 for the period January 1, 1998, through July 10, 1998, and $200,000 for the period July 11, 1998, through December 31, 1998, as compared to net cash provided of $84,000 for 1997. Net cash provided by investing activities was $36,517,000 for the period January 1, 1998, through July 10, 1998, and zero for the period July 11, 1998, through December 31, 1998, as compared to net cash provided of $3,954,000 for 1997. Net cash provided by financing activities was $5,481,000 for the period January 1, 1998, through July 10, 1998, and net cash used by financing activities was $60,197,000 for the period July 11, 1998, through December 31, 1998, as compared to net cash used of $965,000 for 1997. The net financing cash used for the 1998 periods was comprised of the RenaissanceRe limited recourse note of $8,894,000, plus $1,080,000 received from exercise of stock options, less repayment of $4,493,000 in notes payable, and less $60,197,000 partial liquidating distribution.

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

         There can be no assurance that the systems of our vendors, or other third parties the Company deals with, will be timely converted and would not have an effect on the Company. The Company has no operations other than the Liquidation. Accordingly, the Company believes that the potential for a loss due to this exposure would be minimal, if any.

ITEM 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not applicable.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         See Part IV, Item 14(a)1 for information required for this item.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         As a result of the appointment of Malcolm Butterfield of the Bermuda office of KPMG, Chartered Accountants, as the Liquidator and the possible conflict of interest that such appointment represents, KPMG resigned as the Company's certifying accountant on August 10, 1998. The change in accountant is as a result of KPMG's resignation and was not recommended or approved by the Audit Committee of the Board of Directors or the Board of Directors, nor was any such approval required in order to give effect to the resignation. Because of the uncertainty of the time period for the Liquidation, the Company did not determine the need to appoint a new certifying accountant until March of 1999 and on April 1, 1999, appointed Deloitte & Touche.

         The accountant's reports on the consolidated financial statements of the Company and its subsidiaries as of and for the years ended December 31, 1996 and 1997, were unqualified. There were no disagreements between the Company and KPMG on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure or reportable events during such periods or through the interim period ended August 10, 1998 (the date of the resignation) or the interim period ended September 25, 1998 (the date of the filing of the Company's Current Report on Form 8-K reporting KPMG's resignation).

                                    PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         A brief description of each director and each executive officer of the Company is provided below as of December 31, 1998. Generally, directors hold office until the next annual meeting of shareholders or until their successors are elected and qualified and executive officers are elected by the Board of Directors at its annual meeting and hold office at the pleasure of the Board or until its next annual meeting or until their successors are elected and qualified. Pursuant to the Company's Plan of Liquidation, the directors and officers of the Company continued serving in their respective capacities for the purpose of facilitating the Liquidation. Nevertheless, under Bermuda law the Liquidator has ultimate authority to act on behalf of the Company.

         Effective as of June 25, 1998, the listed executive officers of the Company were no longer employees of Nobel or any of its subsidiaries. The severance agreements, dated as of May 9, 1997, among the Company, Nobel Service Corporation, and the executive officers were assumed by RenaissanceRe from and after the closing on June 25, 1998.

         Effective March 31, 1999, each of the directors and executive officers resigned from their respective positions. Accordingly, as of March 31, 1999, the Company had no directors and officers.

         JEFFRY K. AMSBAUGH. Mr. Amsbaugh, age 58, was the President and Chief Executive Officer of the Company. He served in such capacity and as a director of the Company since April 1989. From 1984 until April 1989, he was a Vice President of various subsidiaries of the Progressive Corporation, an insurance holding company specializing primarily in automobile coverages. In his last position with Progressive, Mr. Amsbaugh was in charge of corporate development and partnership investing. For five years prior to joining Progressive, Mr. Amsbaugh was President of Ocean Mining Associates, an ocean mining venture owned by USX Corporation, Sun Company, Inc., and two major European companies.

         ROBERT C. DUVALL. Mr. Duvall, age 56, was a director of the Company since February 1982 and was Vice Chairman of the Board from April 1989 through May 1991. Mr. Duvall served as Chairman of the Board since May 1991. Mr. Duvall is Vice President of Finance of Wampum Hardware Co., a Pennsylvania and Ohio explosives distributor, a position he has held for more than five years. In October 1987, IRECO Midwest acquired Wampum Hardware Co. In connection with such acquisition, Mr. Duvall became a shareholder, officer and director of IRECO Midwest. Mr. Duvall became a director of First Western Bancorp, Inc. in April 1995 and serves on the Compensation Committee of First Western.

         GREGORY E. LEONARD. Mr. Leonard, age 51, was a director of the Company since May 1994. Mr. Leonard is a specialist reinsurance broker/consulting actuary and has been President and Chief Executive Officer of Pegasus Advisors from 1989 to the present. Mr. Leonard was previously a principal and director of Tillinghast, a Towers Perrin Company. Mr. Leonard is a Fellow of the Casualty Actuarial Society and a member of the American Academy of Actuaries.

         THOMAS J. O'SHANE. Mr. O'Shane, age 51, was a director of the Company since May 1994. Mr. O'Shane has served as Chief Executive Officer of First Western Bancorp, Inc. since January of 1991 and previously served as President since February of 1990. Prior to that time Mr. O'Shane served in various executive positions with First Western Bancorp, Inc. and First National for more than five years. Mr. O'Shane is a director of First Western Bancorp, Inc.

         ROGER T. RANKIN. Mr. Rankin, age 37, was a director of the Company since May 1995. Mr. Rankin is affiliated with Cardinal Investment Company, Inc. and assists in managing $75 million in public company investment portfolios. Mr. Rankin has served as a director of Arcadia Exploration Production Company, Inc., from 1993 to present.

         ROBERT B. SANBORN. Mr. Sanborn, age 70, was a director of the Company since May 1995. Mr. Sanborn currently serves as a Senior Executive Consultant of Orion Capital Corporation and previously served as Vice Chairman of the Board of Directors of Orion Capital Corporation from March 1994 to March 1995, director since 1987, and President and Chief Operating Officer from 1987 to 1994. Mr. Sanborn has also served as Chairman of the American Insurance Association from January 1993 to January 1994. He also serves currently as a director of Intercargo Corporation.

         THOMAS D. NIMMO. Mr. Nimmo, age 59, was Senior Vice President, Treasurer and Chief Financial Officer of the Company since November 1995. Prior to joining the Company, Mr. Nimmo was Vice President and Chief Financial Officer of Ranger Insurance Company from June 1989 through November 1995. Prior to Ranger, Mr. Nimmo was Chief Financial Officer of Gulf Insurance Company.

         BRYAN L. MARTIN. Mr. Martin, age 48, was Senior Vice President of the Company's Commercial Casualty Division since November 1995. Prior to that time, Mr. Martin was Senior Vice President and Treasurer of the Company and the Chief Financial Officer of the U.S. Group. In Mr. Martin's role as Senior Vice President of the Commercial Casualty Division, he directs the business operations of the Commercial Casualty Division.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and officers, and persons who own more than 10% of a registered class of the Company's Common Stock to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission. Based on review of such reports with respect to 1998, the Company believes that all filing requirements applicable to such persons have been observed during 1998.

ITEM 11.          EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

         The following Summary Compensation Table shows compensation paid or awarded by the Company for services rendered during years 1998, 1997, and 1996 for the Chief Executive Officer. As a result of the sale of its U.S. operating assets completed on June 25, 1998, the Company's executive officers were no longer employees and no longer received compensation from the Company or any of its subsidiaries. No other executive officer received compensation from the Company in excess of $100,000 for services rendered during 1998.


                                                          ANNUAL              LONG-TERM
                                                       COMPENSATION         COMPENSATION
                                                       ------------    ---------------------
                                         FISCAL                        SECURITIES UNDERLYING           ALL OTHER
  NAME AND PRINCIPAL POSITION             YEAR           SALARY($)        OPTIONS/SARS(#)         COMPENSATION($)(1)
------------------------------           ------        ------------    --------------------       ------------------
     Jeffry K. Amsbaugh                   1998            142,925                --                       5,735
           Chief  Executive Officer       1997            309,831              10,000                    12,411
                                          1996            298,400              20,000                    11,609


--------------------------------------
(1) Consists of the Company's matching contribution under its 401(k) Plan (adopted June 1, 1992).

OPTION EXERCISES DURING 1998 FISCAL YEAR AND FISCAL YEAR END OPTION VALUES

         The following table provides information related to options exercised by the named executive officer during the 1998 fiscal year and the number and value of options held at fiscal year-end.



              AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                     AND FISCAL YEAR-END OPTION/SAR VALUES
         -------------------------------------------------------------
                                                                      NUMBER OF SECURITIES     VALUE OF UNEXERCISED IN-
                                                                     UNDERLYING UNEXERCISED      THE-MONEY OPTIONS AT
                         SHARES ACQUIRED ON      VALUE REALIZED    OPTIONS AT12/31/98 (#)(1)           12/31/98
NAME                            EXERCISE (#)                       EXERCISABLE/UNEXERCISABLE  EXERCISABLE/UNEXERCISABLE
----                     -------------------     --------------    -------------------------  -------------------------
Jeffrey K. Amsbaugh             16,536               $127,136(2)              --                         --


-----------------------
(1) As part of the June 1998 sale of RenaissanceRe, Mr. Amsbaugh's unexercised options were converted to RenaissanceRe options.
(2)     Includes Stock Appreciation value paid on 1,000 shares.

COMPENSATION OF DIRECTORS

         Directors who are (or were prior to June 25, 1998) employees of the Company received no compensation for their services as directors or as members of committees. Other directors were paid $750 per day and were reimbursed for expenses incurred in attending directors meetings or when otherwise acting on behalf of the Company in their capacities as directors, and $250 for participation in meetings of directors or committees via telephone conference calls. Chairpersons of director committees received $1,000 per day for attending meetings. In addition, these non-employee directors of the Company received a quarterly cash retainer of $2,500. An additional annual retainer of $12,000 was paid to the Chairman of the Board. An additional annual retainer of $8,000 was paid to the Chairpersons of the Audit and Compensation Committees. No compensation has been paid to directors for any period after March 31, 1999.

EMPLOYMENT CONTRACTS

         Mr. Amsbaugh, the Company's Chief Executive Officer, was employed pursuant to a three year employment contract for the period January 1, 1993 through December 31, 1995 with a former subsidiary of the Company. Mr. Amsbaugh's employment contract was renewed effective January 1, 1996. This employment agreement contained a clause which automatically extended the agreement on each December 31 for an additional one year period unless terminated earlier per the terms of the agreement. This agreement was, in fact, automatically extended for the one year periods commencing January 1, 1997 and 1998. Effective January 1, 1998, Mr. Amsbaugh's employment agreement was renewed with a base salary of $310,473 subject to an annual adjustment for inflation. Pursuant to the employment agreement, Mr. Amsbaugh was entitled to receive a bonus of up to 100% of base salary dependent on attaining corporate and individual goals agreed to annually with the Board of Directors. Under certain conditions Mr. Amsbaugh was entitled to severance payments equal to one year's compensation if the employment agreement is terminated. Mr. Amsbaugh continued service under this employment agreement, which was assumed by RenaissanceRe in connection with the purchase of the Company's U.S. operating assets effective June 25, 1998.

         The Company and Messrs. Amsbaugh, Martin and Nimmo entered into Change of Control Agreements with a former subsidiary of the Company pursuant to which such executive officers would receive payments in the event of their termination or constructive discharge within two years after a change of control. Mr. Amsbaugh's agreement provided for a severance payment of three times base salary and Messrs. Martin and Nimmo's severance agreements provided for a payment of two times salary. The severance amounts payable would be reduced to the extent of continued employment of such executive officer during the two year protection period. In connection with the purchase of Nobel's U.S. operating assets, RenaissanceRe agreed to assume and perform these severance agreements from and after the closing on June 25, 1998.

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth as of March 31, 1999 (the "Ownership Date") (unless otherwise indicated) the amount and percentage of shares of the Company's capital shares that are deemed under the rules of the Commission to be "beneficially owned" by (i) each person or "group" (as such term is used in Section 13(d)(3) of the Exchange Act) known by the Company to be the beneficial owner of more than 5% of the outstanding Common Shares, (ii) each director of the Company, (iii) the named executive officer, and (iv) all directors and executive officers of the Company as a group:




                                                                              AMOUNT AND
                                                                                NATURE
                                                                             OF BENEFICIAL
                  NAME AND ADDRESS  OF BENEFICIAL OWNER                      OWNERSHIP (1)            PERCENTAGE
                  -------------------------------------                      -------------            ----------
Khimji Family Partnership II, Ltd.  (2).................................         447,647                  9.7%
545 E. John Carpenter Freeway, Suite 1400
Irving, Texas 75062

Munn, Bernhard & Associates(3)..........................................        357,160                   7.7%
6 East 43rd Street
New York, NY 10017

Royce & Associates, Inc. (4)............................................        347,450                   7.5%
1414 Avenue of the Americas
New York, NY 10019

TSI Management, Inc.(5).................................................        252,642                   5.5%
1801 16th Avenue, S.W.
Seattle, WA 98134

Robert C. Duvall(6).....................................................        436,143                   9.4%
Wampum Hardware Company
New Galilee, PA 16141

Jeffry K. Amsbaugh  (7)(8)..............................................        379,687                   8.2%
8001 LBJ Freeway, Suite 300
Dallas, TX 75251-1301

Thomas J. O'Shane (7)...................................................         14,800                    *
Gregory E. Leonard (7)..................................................         14,500                    *
Robert B. Sanborn (7)...................................................         11,500                    *
Roger T. Rankin (7).....................................................         10,500                    *
All directors and officers as a group

(8 persons)(6)(7)(8)....................................................        895,226                  19.3%


---------------------------
*        Less than 1% of the outstanding capital shares.

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

(2) Mahmood Khimji, Mehdi Khmiji, and Jaffer Khimji (all Canadian citizens), as managers of Grosvenor, L.C., the general partner of Khimji Family Partnership II, Ltd., may be deemed the beneficial owners of 447,647 Common Shares as reflected in the Statement of Beneficial Ownership on Schedule 13D filed by such partnership on April 15, 1997. The Company does not have more current information.

(3) Includes 317,260 shares with respect to Munn, Bernhard & Associates acts as an investment advisor, without voting control. In addition to such shares, the following shares are owned individually and subject to a common Schedule 13G filing: 5,000 shares held by Mr. Bernhard, individually; 30,400 shares held by Orson D. Munn, individually; 2,000 shares held by Christine Munn, individually; and 2,500 shares held by Henry S. Langworthy, individually, as reflected in the Statement of Beneficial Ownership on Schedule 132G filed by such investment advisor on February 7, 1997. The Company does not have more current information.

(4) Charles M. Royce, as the controlling person of Royce & Associates, Inc., may be deemed the beneficial owner of 347,450 Common Shares as reflected in the amended Statement of Beneficial Ownership on Schedule 13G filed by such corporation on February 20, 1999. The Company does not have more current information.

(5) Includes 245,642 shares held in the name of TSI Management, Inc., 5,000 shares held by a trust for the benefit of Brent Baird (a Director of TSI) and 2,000 shares held by Cinnamon Investments, Ltd., a corporation controlled by Patrick Hodgson, Chairman and CEO of TSI, as reflected in the Statement of Beneficial Ownership on Schedule 13D filed by such company on December 13, 1996. The Company does not have more current information.

(6) Includes 160,364 shares held by Mr. Duvall and 275,779 shares held by Wampum Hardware Company. Mr. Duvall shares the power to vote and dispose of these latter shares.

(7) Effective March 31, 1999, each of the Company's directors and executive officers resigned from their respective positions.

(8) Includes 344,681 shares held by Mr. Amsbaugh, 28,000 shares held jointly with his wife, and 7,006 shares beneficially owned by other family members of Mr. Amsbaugh which he has the sole or shared power to dispose of or vote.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         During 1998 (prior to the sale of the Company's U.S. operating assets on June 25, 1998), certain officers and directors of the Company and companies of which they are officers, directors or principal shareholders purchased from the Company's former operating subsidiaries insurance on their respective explosives manufacturing or distributing businesses on terms that management at such time believed to be no more favorable to the insureds than could have been obtained from nonaffiliated sources.

                                     PART IV

ITEM 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)      The following documents are filed as part of this report:

         1.       Financial Statements:

                  The financial statements listed in the accompanying index to consolidated financial statements and financial statement schedules are filed as part of this Annual Report.

         2.       Financial Statement Schedules:

                  There are no financial statement schedules.

         3.       Exhibits:



    EXHIBIT                                       DESCRIPTION
         NO.
        3.1       Certificates of Incorporation and Memorandum of Association of the Company (1).

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

       10.2       Form of the Company's Incentive Stock Option Agreement (4).

       10.3       Amendment No. 1 to the Company's 1984 Incentive Stock Option Plan (1).

       10.4       Amendment No. 2 to the Company's 1984 Incentive Stock Option Plan (4).

       10.5       Amendment No. 3 to the Company's 1984 Incentive Stock Option Plan (6).

       10.6       The Company's 1990 Non-Employee Director's Stock Option Plan (6).

       10.7       Amendment No. 1 to the Company's Non-Employee Directors' Stock Option Plan (7).

       10.8       Employment Agreement, dated January 1, 1993, by and between the Company and Jeffry K.
                  Amsbaugh (8).

       10.9       401(K) Profit Sharing Plan (8).

       10.1       Amendment No. 4 to the Company's 1984 Incentive Stock Option Plan (9).

       10.11      Amendment No. 2 to the Company's Non-Employee Directors' Stock Option Plan (9).

       10.12      Employment Agreement, dated January 1, 1995, by and between the Company and Jeffry K.
                  Amsbaugh(9).

       10.13      Stock Purchase Agreement dated December 19, 1997 between the Company, Nobel Holdings,
                  Inc., RenaissanceRe, and Renaissance U.S. Holdings, Inc. (10).

                                       16

       10.14      Severance Agreement dated as of May 9, 1997 among the Company,
                  Nobel Service Corporation, and Jeffry K. Amsbaugh (11).

       10.15      Severance Agreement dated as of May 9, 1997 among the Company,
                  Nobel Service Corporation, and Bryan L. Martin (11).

       10.16      Severance Agreement dated as of May 9, 1997 among the Company,
                  Nobel Service Corporation, and Thomas D. Nimmo (11).

       27         Financial Data Schedule (12).

       --------------------------------

       (1)        Filed as an exhibit to registration statement No. 33-4331 on Form S-1 and incorporated by reference.
       (2)        Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1985 and incorporated by reference.
       (3)        Filed as an exhibit to registration statement No. 2-73328 on Form S-1 and incorporated by reference.
       (4)        Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1986 and incorporated by reference.
       (5)        Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1988 and incorporated by reference.
       (6)        Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1990 and incorporated by reference.
       (7)        Filed as an exhibit to registration statement No. 33-51342 on Form S-8 and incorporated by reference.
       (8)        Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31,
                  1992 and incorporated by reference.
       (9)        Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated by reference.
       (10)       Filed as an exhibit to the Current Report on Form 8-K filed on January 6, 1998, by RenaissanceRe
                  (Commission File No. 34-0-26512) and incorporated by reference.
       (11)       Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated by reference.
       (12)       Filed herewith.


         Copies of the foregoing exhibits filed with this Annual Report are available from the Company upon written request and payment of a $.20 per page charge.

         (b)      Reports on Form 8-K:

                  (i) The Company's Current Report on Form 8-K, dated June 25,
                      1998, and filed with the Commission on July 10, 1998, with respect to the consummation of the sale of its U.S. operating assets to RenaissanceRe and the Company's Liquidation.

                 (ii) The Company's Current Report on Form 8-K, dated August 10,
                      1998, and filed with the Commission on August 17, 1998, with respect to the change in certifying accountant, as amended by Current Report on Form 8-K/A filed with the Commission on September 25, 1998.

                (iii) The Company's Current Report on Form 8-K, dated November
                      11, 1998, and filed with the Commission on November 12, 1998, with respect to the delisting of the Company's capital shares from The Nasdaq Stock Market.

                                   SIGNATURES

         Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of November 9, 1999.

                                              NOBEL INSURANCE LIMITED

                                              By: /s/ Malcolm Butterfield
                                                 -----------------------------
                                                 Malcolm Butterfield,
                                                 Liquidator


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Independent Auditors' Report.......................................................................................F-2

Report of Chartered Accountants....................................................................................F-3

Consolidated Statement of Net Assets in Liquidation (Liquidation Basis) as at December 31, 1998....................F-4

Consolidated Statement of Changes in Net Assets in Liquidation (Liquidation Basis) for the period from July 11, 1998 through December 31, 1998..................................................................F-5

Consolidated Balance Sheet (Going Concern Basis) as at December 31, 1997...........................................F-6

Consolidated Statements of Shareholders' Equity as at December 31, 1998, 1997 and 1996.............................F-8

Consolidated Statement of Operations for periods from January 1, 1998 through July 10, 1998 and from July 11, 1998 through December 31, 1998 and the years ended December 31, 1997 and 1996 .............F-10

Consolidated Statement of Cash Flows for periods from January 1, 1998 through July 10, 1998 and from July 11, 1998 through December 31, 1998 and the years ended December 31, 1997 and 1996 .............F-11

Notes to the Consolidated Financial Statements....................................................................F-13

                          INDEPENDENT AUDITORS' REPORT

To the Shareholders

of Nobel Insurance Limited - In Members Voluntary Liquidation

We have audited the accompanying consolidated statement of net assets in liquidation of Nobel Insurance Limited - In Members Voluntary Liquidation (the "Company") as at December 31, 1998, and the related consolidated statement of changes in net assets in liquidation for the period from July 11, 1998 through December 31, 1998, the consolidated statements of operations for the periods from January 1, 1998 through July 10, 1998 and from July 11, 1998 through December 31, 1998, and the consolidated statement of cash flows for the periods from January 1, 1998 through July 10, 1998 and from July 11, 1998 through December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

As described in Note 1 to the consolidated financial statements, the Company's shareholders approved the voluntary winding up of the Company on July 10, 1998, and the Company commenced liquidation procedures shortly thereafter. As a result, the Company has changed its basis of accounting from the going concern basis to the liquidation basis effective July 11, 1998.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated net assets in liquidation of the Company at December 31, 1998, the changes in its consolidated net assets in liquidation from July 11, 1998 through December 31, 1998, the results of its consolidated operations for the periods from January 1, 1998 to July 10, 1998 and from July 11, 1998 through December 31, 1998 and its consolidated cash flows for the periods from January 1, 1998, through December 31, 1998, in conformity with accounting principles generally accepted in the United States of America applied on the basis described in the preceding paragraph.


/s/ DELOITTE & TOUCHE


Hamilton, Bermuda
May 30, 1999

                         REPORT OF CHARTERED ACCOUNTANTS

The Board of Directors and Shareholders
Nobel Insurance Limited:

We have audited the accompanying consolidated balance sheet (going concern basis) of Nobel Insurance Limited (the "Company") and subsidiaries as of December 31, 1997, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the two-year period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Nobel Insurance Limited and subsidiaries as of December 31, 1997, and the results of their operations and cash flows for each of the years in the two-year period ended December 31, 1997, in conformity with accounting principles generally accepted in the United States of America.

Hamilton, Bermuda
March 25, 1998                         /s/ KPMG Peat Marwick
                                       ---------------------
                                       KPMG Peat Marwick

                             NOBEL INSURANCE LIMITED
                        IN MEMBERS VOLUNTARY LIQUIDATION
               CONSOLIDATED STATEMENT OF NET ASSETS IN LIQUIDATION
                               (LIQUIDATION BASIS)
                             as at December 31, 1998
                    (EXPRESSED IN THOUSANDS OF U.S. DOLLARS)

ASSETS

Cash and cash equivalents                                   $  13,550
Income taxes receivable                                           217
Accrued interest income (Note 9)                                  454
                                                            ---------
                                                               14,221
                                                            ---------
LIABILITIES

Accounts payable and accrued liabilities                          169
Note payable (Note 7)                                           8,894
Interest on note payable (Notes 7 and 9)                          248
Estimated costs to complete liquidation (Note 9)                  150
                                                            ---------
                                                                9,461
                                                            ---------
NET ASSETS IN LIQUIDATION AS OF DECEMBER 31, 1998 (Note 1)  $   4,760
                                                            ---------
                                                            ---------



         SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                             NOBEL INSURANCE LIMITED
                        IN MEMBERS VOLUNTARY LIQUIDATION
         CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION
                               (LIQUIDATION BASIS)
               period from July 11, 1998 through December 31, 1998
                    (EXPRESSED IN THOUSANDS OF U.S. DOLLARS)

NET ASSETS IN LIQUIDATION, BEGINNING OF PERIOD                $      64,732

Partial liquidating distributions to shareholders                   (60,197)

Net income                                                              225
                                                              -------------
NET ASSETS IN LIQUIDATION, END OF PERIOD                      $       4,760
                                                              -------------
                                                              -------------



         SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                             NOBEL INSURANCE LIMITED
                        IN MEMBERS VOLUNTARY LIQUIDATION
                           CONSOLIDATED BALANCE SHEET
                              (GOING CONCERN BASIS)
                             as at December 31, 1997
  (EXPRESSED IN THOUSANDS OF U.S. DOLLARS, EXCEPT SHARE AND PER SHARE AMOUNTS)


ASSETS

Investments (Note 3)
  Trading portfolio, at fair value:
    Fixed maturity securities (amortized cost: $69)                                $       75
    Equity securities (cost: $2,830)                                                    2,858
    Other investments (cost: $37)                                                          27
  Securities available for sale, at fair value:
    Fixed maturity securities (amortized cost: $94,519)                                95,725
    Equity securities (cost: $1,000)                                                    1,806
  Short-term investments, at cost, which approximates fair value                       18,892
                                                                                   ----------
    Total investments                                                                 119,383

Funds held by reinsurance companies                                                     1,640
Premiums and other receivables (less allowance for doubtful accounts of $249)          23,003
Accrued interest income                                                                 1,228
Reinsurance recoverable on paid and unpaid claims (Notes 5 and 6)                      42,962
Prepaid reinsurance premiums (Note 6)                                                  15,141
Property and equipment (less accumulated depreciation of $2,174)                        3,309
Deferred policy acquisition costs (Note 4)                                              4,445
Net deferred tax asset (Note 8)                                                         3,702
Other assets                                                                            1,945
                                                                                   ----------
    Total assets                                                                   $  216,758
                                                                                   ----------
                                                                                   ----------

                             NOBEL INSURANCE LIMITED
                        IN MEMBERS VOLUNTARY LIQUIDATION
                     CONSOLIDATED BALANCE SHEET (CONTINUED)
                              (GOING CONCERN BASIS)
                             as at December 31, 1997
  (EXPRESSED IN THOUSANDS OF U.S. DOLLARS, EXCEPT SHARE AND PER SHARE AMOUNTS)



LIABILITIES

Reserve for claims and claims expenses (Note 5)                  $      82,948
Unearned premiums                                                       34,834
Reinsurance premiums payable                                            24,997
Accounts payable and accrued liabilities                                12,558
Cash overdraft                                                           1,034
Other liabilities (Note 7)                                               4,770
                                                                 -------------
Total Liabilities                                                      161,141
                                                                 -------------
SHAREHOLDERS' EQUITY

Capital shares
  Authorized 20,000,000 shares of $1 par value
  Issued 7,808,928 shares, outstanding 4,506,156 shares                  7,809
Contributed surplus                                                     44,841
Unrealized gain on investments                                           1,379
Retained earnings                                                       31,551
Treasury stock, 3,302,772 shares at cost                               (29,963)
                                                                 -------------
  Total shareholders' equity (Note 10)                                  55,617
                                                                 -------------
Commitments and contingencies (Notes 3, 5, 6 and 11)

  Total liabilities and shareholders' equity                     $     216,758
                                                                 -------------
                                                                 -------------

         SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                             NOBEL INSURANCE LIMITED
                        IN MEMBERS VOLUNTARY LIQUIDATION
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                     as at December 31, 1998, 1997 and 1996
         (EXPRESSED IN THOUSANDS OF U.S. DOLLARS, EXCEPT SHARE AMOUNTS)


                                                                                    Unrealized
                                                                                       Gain                                Total
                                                Capital Shares       Contributed    (Loss) on    Retained   Treasury   Shareholders'
                                           Outstanding      Amount     Surplus     Investments   Earnings    Stock        Equity
Year ended December 31, 1996:

Balances, beginning of year                 5,542,363    $  7,627    $  44,081   $    2,093    $   26,612   $ (15,505)   $  64,908
Net income                                       -             -            -            -          4,287         -          4,287
Treasury stock purchases                   (1,187,990)         -            -            -             -     (14,097)      (14,097)
Shares issued - exercise of stock options     116,733         116          418           -             -          -            534
Change in unrealized gain (loss)                 -             -            -        (1,542)           -          -         (1,542)
Dividends paid stockholders                      -             -            -            -           (903)        -           (903)
                                           ----------    --------    ---------   ----------    ----------  ---------     ---------
Balances, end of year                       4,471,106    $  7,743    $  44,499   $      551        29,996  $ (29,602)    $  53,187


Year ending December 31, 1997:

Net income                                       -             -            -            -          2,455         -          2,455
Treasury stock purchases                      (30,420)         -            -            -             -        (361)         (361)
Shares issued - exercise of stock options      65,470          66          342           -             -          -            408
Change in unrealized gain (loss)                 -             -            -           828            -          -            828
Dividends paid stockholders                      -             -            -            -           (900)        -           (900)
                                           ----------    --------    ---------   ----------    ----------  ---------     ---------
Balances, end of year                       4,506,156    $  7,809    $  44,841    $   1,379      $ 31,551  $ (29,963)    $  55,617



         SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                             NOBEL INSURANCE LIMITED
                        IN MEMBERS VOLUNTARY LIQUIDATION
           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY(CONTINUED)
                     AS AT DECEMBER 31, 1998, 1997 AND 1996
         (EXPRESSED IN THOUSANDS OF U.S. DOLLARS, EXCEPT SHARE AMOUNTS)


                                                                                    Unrealized
                                                                                       Gain                                Total
                                                Capital Shares       Contributed    (Loss) on    Retained   Treasury   Shareholders'
                                           Outstanding      Amount     Surplus     Investments   Earnings    Stock        Equity
Year ended December 31, 1998:

Balances, beginning of year                4,506,156    $    7,809   $  44,841     $    1,379    $ 31,551   $ (29,963) $    55,617
Net income - period from January 1, 1998
through July 10, 1998                             -             -           -              -        9,414          -         9,414
Net income - period from July 11, 1998
  through December 31, 1998                       -             -           -              -          225          -           225
Shares issued - exercise of stock options    124,386           124         956             -           -           -         1,080
Change in unrealized loss                         -             -           -          (1,379)         -           -        (1,379)
Change in par value of stock                      -         (4,399)      4,399             -           -           -           -
Partial liquidating distributions to
  stockholders                                    -             -      (19,007)            -      (41,190)         -       (60,197)
Retirement of treasury stock                      -         (3,302)    (26,661)            -           -       29,963            -
                                           ---------    ----------   ---------      ---------    --------   ---------  -----------
                                           4,630,542    $      232   $   4,528      $      -     $     -    $      -   $     4,760
                                           ---------    ----------   ---------      ---------    --------   ---------  -----------
                                           ---------    ----------   ---------      ---------    --------   ---------  -----------


         SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                             NOBEL INSURANCE LIMITED
                        IN MEMBERS VOLUNTARY LIQUIDATION
                      CONSOLIDATED STATEMENT OF OPERATIONS
     periods from January 1, 1998 through July 10, 1998 and from July 11, 1998 through December 31, 1998 and years ended December 31, 1997 and 1996 (EXPRESSED IN THOUSANDS OF U.S. DOLLARS, EXCEPT SHARE AND PER SHARE AMOUNTS)



                                                             (Liquidation
                                                                Basis)             (Going Concern Basis)
                                                                 1998         1998          1997          1996

 REVENUES:
  Premiums written                                            $    -       $  36,974    $  76,675    $    83,703
  Reinsurance purchased                                            -         (10,526)     (34,190)       (40,508)
                                                              ----------   ---------    ---------    -----------
  Net premiums written                                        $    -       $  26,448    $  42,485    $    43,195
                                                              ----------   ---------    ---------    -----------
  Premiums earned                                             $    -       $  39,480    $  81,861    $    81,420
  Premiums ceded                                                   -         (18,541)     (45,996)       (26,019)
                                                              ----------   ---------    ---------    -----------
  Net premiums earned (Note 6)                                     -          20,939       35,865         55,401
  Net investment income (Note 3)                                    364        2,373        5,637          6,272
  Net investment gains (Note 3)                                      95        2,169        2,611            762
  Claim adjusting fees earned                                      -           3,480        5,593         10,423
                                                              ----------   ---------    ---------    -----------
    Total revenues                                                  459       28,961       49,706         72,858
                                                              ----------   ---------    ---------    -----------
EXPENSES:

  Claims and claims expenses (Note 5)                              -          40,024       60,194         54,183
  Reinsurance recoveries                                           -         (11,334)     (35,589)       (11,986)
                                                              ----------   ---------    ---------    -----------
  Net claims and claims expenses                                   -          28,690       24,605         42,197
  Net service fees and commissions                                 -           5,555        4,860         13,383
  General and administrative expenses                               259        9,852       17,021         15,060
                                                              ----------   ---------    ---------    -----------
    Total expenses                                                  259       44,097       46,486         70,640
                                                              ----------   ---------    ---------    -----------
Net income (loss) before disposal of operations and income          200      (15,136)       3,220          2,218
  taxes
Gain on disposal of United States operations (Note 2)              -          29,012         -              -
                                                              ----------   ---------    ---------    -----------
Net income before income taxes                                      200       13,876        3,220          2,218
                                                              ----------   ---------    ---------    -----------
Income tax expenses
  Current                                                          -             127         -              -
  Deferred                                                         -           4,335          765         (2,069)
                                                              ----------   ---------    ---------    -----------
Income tax expense (benefit) (Note 8)                              -           4,462          765         (2,069)
                                                              ----------   ---------    ---------    -----------
Net income before adjustment to liquidation basis                   200        9,414        2,455          4,287
Adjustment to liquidation basis of accounting (Note 9)               25         -            -              -
                                                              ----------   ---------    ---------    -----------
NET INCOME                                                    $     225    $   9,414    $   2,455    $     4,287
                                                              ----------   ---------    ---------    -----------
PER SHARE DATA: (Note 1)
  Earnings per share:
    Basic                                                     $   0.05     $    2.03    $    0.55    $      0.94
                                                              ----------   ---------    ---------    -----------
                                                              ----------   ---------    ---------    -----------

    Diluted                                                   $   0.05     $    2.03    $    0.53    $      0.92
                                                              ----------   ---------    ---------    -----------
                                                              ----------   ---------    ---------    -----------

         SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                             NOBEL INSURANCE LIMITED
                        IN MEMBERS VOLUNTARY LIQUIDATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
           periods from January 1, 1998 through July 10, 1998 and from
                July 11, 1998 through December 31, 1998 and years
                        ended December 31, 1997 and 1996
                    (EXPRESSED IN THOUSANDS OF U.S. DOLLARS)

                                                                (Liquidation
                                                                   Basis)            (Going Concern Basis)
                                                                     1998         1998         1997         1996

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                                      $     225       $   9,197    $     2,455  $     4,287
Adjustments to reconcile net income to net cash
 from operating activities:

  Depreciation and amortization                                       -             2,098          1,666        1,296
  Net realized investment gains                                       -              (945)        (2,611)        (762)
  Losses (gains) on disposal of other assets                          -               (36)            (6)           8
  Gain on disposal of United States operations                        -           (29,012)            -            -
  Decrease (increase) in deferred policy acquisition
     costs                                                            -            (1,105)        (3,745)       2,429
  Deferred tax expense (benefit)                                      -             4,335            765       (2,069)
  Increase (decrease) in reserve for claims and claims
     expenses                                                         -             5,618         (5,449)       6,722
  Increase (decrease) in unearned premiums                            -            (2,507)        (5,555)       2,283
  Increase (decrease) in accounts payable and accrued
      liabilities                                                     150            (205)          (622)       3,277
  Decrease (increase) in net premiums receivable                      -           (26,934)         9,984        8,832
  Decrease (increase) in accrued interest income                     (206)            450            256          (66)
  Increase in reinsurance recoverable                                 -            (3,951)       (16,601)      (3,733)
  Decrease (increase) in prepaid reinsurance premiums                 -             8,016         12,175      (14,490)
  Decrease (increase) in other assets                                  31           1,789             (7)          40
  Decrease in funds held by reinsurance companies                     -               936             62        1,639
  Net (additions) dispositions from trading portfolio
     investments                                                      -            (1,188)         7,317        3,098
  Proceeds from sale of United States operations, net
    of cash sold                                                      -            47,135          -            -
                                                                     -------       ------         ------       ------

   Net cash provided from operating activities                        200          13,691             84       12,751
                                                                     -------       ------         ------       ------

                             NOBEL INSURANCE LIMITED
                        IN MEMBERS VOLUNTARY LIQUIDATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
         (CONTINUED) periods from January 1, 1998 through July 10, 1998 and from July 11, 1998 through
           December 31, 1998 and year ended December 31, 1997 and 1996
                    (EXPRESSED IN THOUSANDS OF U.S. DOLLARS)

                                                                (Liquidation
                                                                   Basis)            (Going Concern Basis)
                                                                     1998         1998         1997         1996

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from investments sold or matured:

  Fixed maturities, available for sale                                -         52,332      105,973       40,664
  Equity securities, available for sale                               -            -            573          -
Purchase of investments:

  Fixed maturities, available for sale                                -        (15,869)     (98,977)     (38,365)
  Equity securities, available for sale                               -            -         (3,021)      (2,045)
Payments on acquisitions                                              -             (1)          (6)          (3)
Purchase of software, property and equipment                          -             55         (588)      (2,293)
                                                                  ---------     ------       ------       ------
   Net cash provided from investing activities                        -         36,517        3,954       (2,042)
                                                                  ---------     ------       ------       ------
CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from issuance of capital shares                              -          1,080          408          534
Proceeds from notes payable                                           -          8,894          -          3,642
Repayment of notes payable and capital lease
   obligation                                                         -         (4,493)        (112)        (405)
Purchase of treasury stock                                            -            -           (361)     (14,097)
Dividends paid shareholders                                           -            -           (900)        (903)
Partial liquidating distribution paid to shareholders             (60,197)         -              -          -
                                                                  ---------     ------       ------       ------
  Net cash (used by) from provided financing activities           (60,197)       5,481         (965)     (11,229)
                                                                  ---------     ------       ------       ------
NET (DECREASE) INCREASE IN CASH AND
CASH EQUIVALENTS                                                  (59,997)      55,689        3,073         (520)

CASH AND CASH EQUIVALENTS,
BEGINNING OF PERIOD                                                73,547       17,858       14,785       15,305
                                                                  ---------     ------       ------       ------
CASH AND CASH EQUIVALENTS, END OF
PERIOD                                                            $13,550      $73,547      $17,858      $14,875



         SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                             NOBEL INSURANCE LIMITED
                        IN MEMBERS VOLUNTARY LIQUIDATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                  years ended December 31, 1998, 1997 and 1996

1.   OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Nobel Insurance Limited (the "Parent Company") was incorporated on December 15, 1978 under the Laws of the Islands of Bermuda and commenced operations on January 1, 1979. Prior to entering into Voluntary Liquidation as discussed below, the Parent Company and its subsidiaries' operations consisted of reinsuring and insuring certain property, fidelity, surety, general and automobile liability and automobile physical damage risks and providing services in connection therewith, which constituted one industry segment (property and casualty insurance).

In March 1986, the Parent Company formed a holding company, Nobel Holdings, Inc. ("NHI"), a Delaware corporation, and subsequently restructured its U.S. Subsidiaries under NHI (collectively the "U.S. Group"). The holding company consisted of:

        Nobel Insurance Company, a Texas corporation admitted in 50 states and the District of Columbia to write all insurance lines except life insurance; and provided commercial property, casualty and surety coverages for specialized industries and personal property coverages for low-value dwellings.

        Nobel Managing Agents, Inc., a Texas corporation that provided insurance brokerage and risk management services.

        Nobel Insurance Agency, Inc., a Texas corporation that was the U.S. Group's commercial and personal lines recording agency.

        Nobel Service Corporation, a Delaware corporation formed in 1993 to provide paymaster and disbursement services for the U.S. Group.

        IAS Claim Services, Inc., a Delaware corporation formed in 1994 to conduct the claim adjusting service business.

On June 18, 1998, the Parent Company's shareholders approved the sale of its United States operating assets to a wholly owned subsidiary of Renaissance Re Holdings Ltd., an Islands of Bermuda company ("RenaissanceRe"), and approved and adopted the Plan of Liquidation of the Company. On June 25, 1998, the Parent Company completed the sale of its operating assets.

On July 10, 1998, pursuant to the Plan of Liquidation, the shareholders of the Parent Company approved the voluntary winding up of the Parent Company (the "Liquidation") in accordance with the laws of Bermuda and the appointment of Malcolm Butterfield of the Bermuda office of KPMG Peat Marwick ("KPMG"), Chartered Accountants, as the liquidator of the Parent Company (in such capacity, the "Liquidator") to act as Liquidator to oversee the Liquidation under the Bermuda Companies Act. The Liquidation is currently in progress.

                             NOBEL INSURANCE LIMITED
                        IN MEMBERS VOLUNTARY LIQUIDATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                  years ended December 31, 1998, 1997 and 1996

1.   OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (Cont'd)

BASIS OF PRESENTATION

The consolidated financial statements include the accounts of the Parent Company and the U.S. Group of wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated. The term "Company" in the notes to the consolidated financial statements includes the Parent Company and the U.S. Group.

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The consolidated financial statements for fiscal 1997 and 1996 were prepared on a going concern basis of accounting which contemplates realization of assets and satisfaction of liabilities in the normal course of business. Effective July 11, 1998 the Company has adopted the liquidation basis of accounting for presenting its consolidated financial statements. Under this basis of accounting, assets and liabilities are stated at their net realizable value and estimated costs through the liquidation date are provided to the extent reasonably determinable (See Note 9).

NET ASSETS IN LIQUIDATION

The consolidated financial statements present the Net Assets in Liquidation of the Parent Company as at December 31,1998. The Net Assets in Liquidation represents the estimated funds that may be remitted to the shareholders upon the completion of the liquidation. These amounts are summarized as follows:

Final Liquidating distribution of $1.00 cash per Common Share         $  4,631
Dividend Accrual to Stockholders (Note 7)                                  129
                                                                      --------
                                                                      $  4,760
                                                                      --------
                                                                      --------

FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of all financial instruments approximated the carrying value at December 31, 1998 and 1997. The fair value of the Company's investments in securities are disclosed in Note 3 and are based upon dealer quotes or published market rates. Cash and cash equivalents approximate fair value due to their short-term nature. The carrying value of loans and notes payable approximate fair value due to their variable rates, or short terms to maturity.

                             NOBEL INSURANCE LIMITED
                        IN MEMBERS VOLUNTARY LIQUIDATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                  years ended December 31, 1998, 1997 and 1996

1.   OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (Cont'd)

INVESTMENTS

The Company carried its investments designated as trading portfolio investments at fair value and unrealized gains and losses were included in earnings. The Company carried its remaining fixed maturity investments designated as available for sale, at fair value. Unrealized gains and losses were excluded from earnings and reported as a separate component of shareholders' equity, net of tax effect. Short-term investments include investments with an original maturity of one year or less and are carried at cost, which approximates fair value. Realized gains and losses on disposal of investments, determined by the specific identification method, are included in income.

PREMIUMS AND RELATED EXPENSES

Insurance operations were conducted primarily by the U.S. Subsidiaries that were sold. Prior obligations of the Parent Company under reinsurance and insurance contracts were either commuted with the ceding insurance companies or assumed by Nobel Insurance Company prior to the sale. The following disclosures relate to operations prior to the sale of the U.S. operating assets.

Premiums earned are included in earnings evenly over the terms of the policies. Premiums are reviewed annually for each customer when renewal quotations are prepared based on that customer's experience. The Company does not have policies that provide for retroactive premium adjustments.

Acquisition costs, consisting of commissions, premium taxes and other costs that vary with and are directly related to the production of business, net of ceding commissions are deferred and amortized over the terms of the policies, but only to the extent that unearned premiums are sufficient to cover all related costs and expenses.

An allowance for uncollectable premiums receivable is established when it becomes evident collection is doubtful.

CLAIMS

Insurance operations were conducted primarily by the U.S. Subsidiaries that were sold. Prior obligations of the Parent Company under reinsurance and insurance contracts were either commuted with the ceding insurance company or assumed by Nobel Insurance Company prior to the sale. The following disclosures relate to operations prior to the sale of the U.S. operating assets.

                             NOBEL INSURANCE LIMITED
                        IN MEMBERS VOLUNTARY LIQUIDATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                  years ended December 31, 1998, 1997 and 1996

1.   OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (Cont'd)

Claims and claim adjustment expenses, less related reinsurance, are provided for as claims are incurred. The provision for unpaid claims and claims adjustment expenses includes: (1) the accumulation of individual case estimates for claims and claims adjustment expenses reported prior to the close of the accounting period; (2) estimates for unreported claims based on past experience modified for current trends; and (3) estimates of expenses for investigating and adjusting claims based on past experience.

Liabilities for unpaid claims and claim adjustment expenses are based on estimates of ultimate cost of settlement. Changes in claim estimates resulting from the continuous review process and differences between estimates and ultimate payments are reflected in expense for the year in which the revision of these estimates first became known.

INCOME TAXES

Deferred tax assets and liabilities were established for the U.S. Group at the balance sheet date in amounts that were expected to be recoverable or payable when the differences in the tax basis and financial reporting basis of assets and liabilities ("temporary differences") reversed. As a result of the sale of the U.S. operating assets and the subsequent dissolution of Nobel Holdings Inc., all deferred tax assets and liabilities were reversed.

The Parent Company is, in management's opinion, a foreign corporation not engaged in a trade or a business within the United States and accordingly does not presently file a United States income tax return. The Parent Company has filed protective United States income tax returns, which report no gross income, which is effectively connected with a U.S. trade or business. The U.S. Group was domiciled in the United States and was subject to United States taxes on income.

PER SHARE AMOUNTS

The Company adopted the requirements of Statement of Financial Accounting Standards No. 128 "Earnings Per Share" ("FAS 128") in 1997. In accordance with FAS 128, prior year per share amounts have been adjusted to reflect earnings per share as defined in the statement.

                             NOBEL INSURANCE LIMITED
                        IN MEMBERS VOLUNTARY LIQUIDATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                  years ended December 31, 1998, 1997 and 1996

1.   OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (Cont'd)

Basic earnings per capital share were determined by dividing net income by the weighted average capital shares outstanding. Diluted earnings per capital share was determined by dividing net income by diluted shares outstanding which, in 1997 and 1996, included capital and capital equivalent shares outstanding attributable to outstanding stock options prior to January 1, 1998 as follows (in thousands):


                                                                          1998       1997       1996
                                                                          -----      -----      -----
                Basic Capital Shares Outstanding.......................   4,593      4,496      4,555
                Shares Applicable to Capital
                   Stock Equivalents...................................      -         119        104
                                                                          -----      -----      -----
                Diluted Capital Shares Outstanding.....................   4,593      4,615      4,659
                                                                          -----      -----      -----
                                                                          -----      -----      -----


DEPRECIATION AND AMORTIZATION

Depreciation of property and equipment related to assets owned by the U.S. Subsidiaries was provided over the estimated useful lives of the respective assets by the straight-line method. Depreciation expense was $328,000, $806,000, and $720,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

Goodwill (excess of total acquisition cost over the fair value of net assets acquired) and other intangible assets related to assets owned by the U.S. Subsidiaries and was being amortized on a straight-line basis over the estimated years to be benefited ranging from six months to seven years. Amortization expense was $1,644,000, $837,000 and $435,000 for the years ended December 31, 1998, 1997 and 1996 respectively.

CASH AND CASH EQUIVALENTS

In presentation of the consolidated statements of cash flows, the Company considers all short-term investments with a maturity date at the time of purchase of three months or less to be cash equivalents.

THE USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported upon period. Actual results could differ from those estimates.

                             NOBEL INSURANCE LIMITED
                        IN MEMBERS VOLUNTARY LIQUIDATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                  years ended December 31, 1998, 1997 and 1996

1.   OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (Cont'd)

RECLASSIFICATION

Certain prior period amounts presented for comparison have been reclassified to conform to the presentation adopted in 1998.

2.   SALE OF UNITED STATES OPERATING ASSETS

On December 19, 1997, the Parent Company entered into a Stock Purchase Agreement to sell its United States assets, consisting of the stock of its indirect wholly-owned subsidiaries (including Nobel Insurance Company), which were held by NHI, to a wholly owned subsidiary of Renaissance Re Holdings Ltd., for $54,106,000 in cash.

On June 18, 1998, the Parent Company's shareholders approved the sale of its United States operating assets and approved and adopted the Plan of Liquidation of the Parent Company. On June 25, 1998, the Parent Company completed the sale.

NHI applied the proceeds to settle known liabilities and debts, made provision for contingent liabilities and was dissolved in accordance with Delaware law after making a final distribution to the Parent Company. NHI recognized a gain on the disposal of its subsidiaries of $27,147,000.

Effective April 20, 1998, the Nobel Insurance Company sold the Atlanta Surety Assets consisting of the right to receive future premiums paid on renewal of existing policies and certain office equipment. The purchase price of the unbooked intangible right to future renewal premiums was 50% of the premiums written during the 12-month period commencing on the effective date of the transaction, subject to a minimum up-front payment of $3,500,000 and a total maximum of $7,000,000. In addition, the office equipment was sold for $50,000 which approximated the book value of such equipment. Because of a reduction in premiums written due to implementation of more restrictive underwriting guidelines following the sale, the Company will not receive any contingent purchase payment. Nobel Insurance Company recognized a gain on the disposal of its Atlanta Surety Assets of $1,865,000, after making provision for run-off costs.

                             NOBEL INSURANCE LIMITED
                        IN MEMBERS VOLUNTARY LIQUIDATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                  years ended December 31, 1998, 1997 and 1996

3.   INVESTMENTS

The Company's investments at December 31, 1998 consist entirely of short-term investments. The following is the amortized cost and estimated fair values of the Company's trading and available for sale portfolios at December 31, 1997 (in thousands):



                                                                  GROSS        GROSS      ESTIMATED
                                                     AMORTIZED  UNREALIZED  UNREALIZED      FAIR
1997                                                   COST        GAINS      LOSSES        VALUE
-----------------------------------------------------------------------------------------------------------
Investments, Trading Portfolio:
    Redeemable Preferred Stock.....................  $     69   $      6     $      -      $    75
    Equity Securities..............................     2,830        157           129       2,858
    Other Investments..............................        37          -            10          27
                                                      --------    --------    --------     -------
        Total Investments, Trading Portfolio.......  $  2,936    $   163      $    139     $ 2,960
                                                      --------    --------    --------     -------
                                                      --------    --------    --------     -------
Investments, Available for Sale:
    U.S. Treasury Securities and Obligations
      of U.S. Government Agencies..................  $  8,627    $   350      $    169    $  8,808
    U.S. Government Agencies--
      Mortgage-Backed Securities...................    29,121        503            52      29,572
      Corporate Securities.........................    56,771        593            19      57,345
      Equity Securities............................     1,000        806             -       1,806
                                                      --------    --------    --------     -------
        Total Investments, Available for Sale......  $ 95,519    $  2,252      $   240    $ 97,531
                                                      --------    --------    --------     -------
                                                      --------    --------    --------     -------

Net investment gains and losses are summarized as follows (in thousands):

                                                                        1998        1997        1996
                                                                        ----        ----        ----

 Realized, Fixed Maturities......................................  $     621     $ 1,246    $    274
 Realized, Equity Securities.....................................        137       2,809       1,085
 Realized, Other Investments.....................................         -          106          40
 Unrealized, Trading Portfolio                                         1,506      (1,550)       (637)
                                                                     -------      -------    --------
 Net Gains.......................................................  $   2,264      $ 2,611   $    762
                                                                     -------      -------    --------
                                                                     -------      -------    --------

Proceeds from sales of investments classified as available for sale during 1998, 1997 and 1996 were $52,332,000, $106,546,000 and $40,664,000, respectively.
Gross gains of $760,000, $1,765,000, and $546,000, and gross losses of $139,000,
$474,000, and $272,000 were realized on those sales in 1998, 1997 and 1996, respectively, and are included in the net investment gains in the income statement.

The following schedule summarizes the components of net investment income (in thousands):

YEARS ENDED DECEMBER 31,                                                1998        1997        1996
-----------------------------------------------------------------------------------------------------

Investment Income On:
     Fixed Maturities                                               $  2,320    $  6,385    $  6,509
     Equity Securities...........................................         50          71         223
     Short Term Investments......................................        955         629         399
     Other.......................................................         39         118         205
                                                                     -------      ------   ---------
                                                                       3,364       7,203       7,336
Investment Expenses..............................................       (627)     (1,566)     (1,064)
                                                                     -------     -------     -------
        Net Investment Income....................................    $ 2,737     $ 5,637     $ 6,272
                                                                     -------     -------     -------
                                                                     -------     -------     -------

                             NOBEL INSURANCE LIMITED
                        IN MEMBERS VOLUNTARY LIQUIDATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                  years ended December 31, 1998, 1997 and 1996

3.   INVESTMENTS (Cont'd)

Insurance operations were conducted primarily by the U.S. Subsidiaries that were sold. Prior obligations of the Parent company under reinsurance and insurance contracts were either commuted with the ceding insurance company or assumed by Nobel Insurance Company prior to the sale. The following disclosures relate to operations prior to the sale of the U .S. operating assets.

In accordance with provisions of various assumed reinsurance agreements, the Company collateralized reinsurance liabilities with letters of credit or trust arrangements. The letters of credit were, in turn, secured by investments. Further, the U.S. Group insurance companies were required to maintain security deposits with various state insurance departments.

The following table presents the investments collateralized and pledged (in thousands):

                                                                            INVESTMENTS
                                                                 AMORTIZED COST      FAIR VALUE
                                                                 --------------      ----------
 December 31, 1997
        Letters of Credit--Issued $200  .........................  $    200           $    200
        Reinsurance Trust Account................................     9,455              9,606
        U.S. State Insurance Deposits............................     5,568              5,973
                                                                    -------            -------
                                                                    $15,223           $ 15,779
                                                                    -------            -------
                                                                    -------            -------



4.   POLICY ACQUISITION COSTS

Insurance operations were conducted primarily by the U.S. Subsidiaries that were sold. Prior obligations of the Parent company under reinsurance and insurance contracts were either commuted with the ceding insurance company or assumed by Nobel Insurance Company prior to the sale. The following disclosures relate to operations prior to the sale of the U .S. operating assets.

Policy acquisition costs deferred, net of ceding commission allowance recoveries, and the related amortization charged to income for insurance written and retained by the U.S. Group insurers and the reinsurance assumed by the foreign insurance companies were as follows (in thousands):


                                                                        1997            1996
                                                                        ----            ----
     Balance, beginning of year................                      $   700        $    3,129
     Costs deferred during year:
         Commissions and insurance taxes.......                       16,047            14,066
         Reinsurance ceding commissions........                       (9,874)          (11,551)
          Salaries and other costs.............                        4,826             3,965
     Amortization and charge-off during year...                       (7,254)           (8,909)
                                                                      -------           ------
     Balance, end of year......................                       $ 4,445          $   700
                                                                      -------           ------
                                                                      -------           ------


                             NOBEL INSURANCE LIMITED
                        IN MEMBERS VOLUNTARY LIQUIDATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                  years ended December 31, 1998, 1997 and 1996

5.   CLAIMS AND CLAIMS EXPENSES

Insurance operations were conducted primarily by the U.S. Subsidiaries that were sold. Prior obligations of the Parent company under reinsurance and insurance contracts were either commuted with the ceding insurance company or assumed by Nobel Insurance Company prior to the sale. The following disclosures relate to operations prior to the sale of the U .S. operating assets.

The Company estimated claims and claims expenses based on historical experience and payment and reporting patterns for the type of risk involved. These estimates were reviewed quarterly by the Company's professional actuary and any resulting adjustments were reflected in operations for the period in which they were determined.

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

For the years 1992 through 1994, the Company established a general IBNR reserve to provide for possible adverse development in any of its lines of business due to unavailability of adequate historical data and the changing legal and legislative climate relating to tort liability. This general IBNR reserve was released (including releases of $1,000,000 in each of 1995 and 1996) based upon refined actuarial data and analysis and increased claims experience. Since 1989, the Company implemented strategies to reduce the amount of underwriting risk and refine the claims data available for actuarial analysis for its casualty coverages, and maintained a conservative reserving philosophy to avoid recurrence of the adverse reserve development experienced prior to 1989. The Company experienced favorable reserve development from 1989 through 1994. In 1995, the Company strengthened its reserves because of loss development in the current writings of its haulers program. This strengthening was in excess of redundancies experienced on the runoff business. In 1996, the Company again experienced favorable development. In 1997 the Company experienced adverse reserve development.

                             NOBEL INSURANCE LIMITED
                        IN MEMBERS VOLUNTARY LIQUIDATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                  years ended December 31, 1998, 1997 and 1996

5.   CLAIMS AND CLAIMS EXPENSES (Cont'd)

The following table reconciles claims and claims expenses to year-end reserves by adding claims recorded in the current year to the balance at the beginning of the year and deducting payments made during the year (in thousands):


                                                                   1998        1997         1996
                                                                   ----        ----         ----
        Balance at January 1.................................. $ 82,948     $ 88,397     $ 81,675
        Less reinsurance recoverables.........................   33,986       22,262       19,205
                                                                 ------       ------       ------
        Net balance at January 1..............................   48,962       66,135       62,470
                                                                 ------       ------       ------

        Incurred related to:

            Current year......................................   20,684       22,429       43,286
            Prior  years......................................    8,006        2,176       (1,089)
                                                                 ------      -------       -------
                                                                 28,690       24,605       42,197
                                                                 ------       ------       ------
        Paid related to:

            Current year......................................    5,649        8,405       15,635
            Prior years.......................................   16,686       33,373       22,897
                                                                 ------       ------       ------
                                                                 22,335       41,778       38,532
                                                                 ------       ------       ------

        Sale of U.S. Subsidiaries and commutations............  (55,317)        -            -
        Net balance at December 31............................      -         48,962       66,135
                                                                 ------
        Plus reinsurance recoverables.........................      -         33,986       22,262
                                                                 ------       ------       ------
        Balance at December 31................................ $    -       $ 82,948     $ 88,397
                                                                 ======       ======       ======



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

6.   REINSURANCE

Insurance operations were conducted primarily by the U.S. Subsidiaries that were sold. Prior obligations of the Parent company under reinsurance and insurance contracts were either commuted with the ceding insurance company or assumed by Nobel Insurance Company prior to the sale. The following disclosures relate to operations prior to the sale of the U .S. operating assets.

                             NOBEL INSURANCE LIMITED
                        IN MEMBERS VOLUNTARY LIQUIDATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                  years ended December 31, 1998, 1997 and 1996

6.   REINSURANCE (Cont'd)

Reinsurance arrangements are utilized to limit maximum loss, provide greater diversification of risk and minimize exposures on large or hazardous risks. A large portion of the reinsurance is effected under reinsurance contracts known as treaties and in some instances by negotiation on individual risks.

The impact of reinsurance assumed and purchased on premiums earned was as follows (in thousands):




YEARS ENDED DECEMBER 31,                                     1998              1997             1996
---------------------------------------------------------------------------------------------------------
     Direct premiums earned......................          $37,158          $ 81,711         $ 81,099
     Assumed from other companies................            2,322               150              321
     Reinsurance purchased from

       other companies...........................          (18,541)          (45,996)         (26,019)
                                                           --------         ---------         --------
     Net premiums earned.........................          $20,939          $ 35,865         $ 55,401

     Percent of amount assumed to net............            11.0%              0.4%             0.6%



The reserve for claims and claim expenses at December 31, 1997 is shown gross of estimated amounts recoverable from other insurers of $33,986,000; unearned premiums at December 31, 1997 are shown gross of amounts ceded of $15,141,000. The reinsurance balances have been reported as assets in accordance with the gross reporting provisions of Statement of Financial Accounting Standards No.113. To the extent that reinsuring companies are later unable to meet obligations under reinsuring agreements, the Company would remain liable. To minimize its exposure to significant losses from reinsurer insolvencies, the Company evaluated the financial condition of its reinsurers. At December 31, 1997, reinsurance recoverables with a carrying value of approximately $24,900,000, were associated with these reinsurers. At December 31, 1997, reinsurance recoverable and prepaid reinsurance balances of $1,412,000 were collateralized by funds held, trust assets or letters of credit. During 1997 approximately $617,000 of interest was paid to the reinsurers on the funds held by the company and not distributed to the reinsurers under the reinsurance agreement.

7.   MORTGAGE, NOTE AND LOANS PAYABLE

Note payable at December 31, 1998 consists of the principal balance due to Renaissance Re Holdings Limited for a Limited Recourse Loan to the Parent Company that was made at the Closing of the Sale of the U.S. operating assets to facilitate the Liquidation of the Parent Company.

                             NOBEL INSURANCE LIMITED
                        IN MEMBERS VOLUNTARY LIQUIDATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                  years ended December 31, 1998, 1997 and 1996

7.   MORTGAGE NOTE AND LOANS PAYABLE (Cont'd)

The Limited Recourse Loan is evidenced by a participating promissory note of the Parent Company which bears interest at the rate of 6.0% per annum and matures on the date of, and immediately after, the payment of the final distribution or, in any event, not later than December 31, 1999. The proceeds of the Limited Recourse Loan are available to the Parent Company, together with its other assets, to pay the actual expenses incurred by the Parent Company in connection with the Sale, the Plan of Liquidation, and the Liquidation as well as to pay other obligations and indebtedness of the Parent Company, except for any U.S. federal taxes or any costs associated with any tender offer by the Parent Company for the Common Shares. Subject to this exception, such obligations and indebtedness include those existing upon the making of the Limited Recourse Loan and those that may arise in the course of the Liquidation, including unforseen events. The Limited Recourse Loan is expressly subordinate, first to the policy claims of insurance or reinsurance policyholders of the Parent Company; second, to all other obligations and indebtedness of the Parent Company (except for obligations and indebtedness of the Parent Company in respect of any U.S. federal taxes); and, third, to the payment of the Final Distribution and other distributions to shareholders or repurchases of Common Shares at a price not in excess of an aggregate amount of $14.00 in cash per Common Share. The holder of the Limited Recourse Loan will make no claim to the assets comprising the Final Distribution.

During 1998, a partial liquidating distribution to shareholders of $13.00 in cash per Common Share was made. There can be no assurance when the final distribution will be paid or what the amount of the Final Distribution will be. On the Consolidated Statement of Net Assets in Liquidation as at December 31, 1998, the Net Assets in Liquidation represents the estimated funds that may be remitted to the shareholders upon the completion of the liquidation.

If the Limited Recourse Loan matures on the date of payment of the Final Distribution, the total amount due and payable under the Limited Recourse Loan will be equal to all remaining assets of the Parent Company after payment of all permitted expenses and liabilities of the Parent Company and the Final Distribution (the "Remaining Amount"). The Remaining amount will be applied: first, to the payment of the principal amount of the Limited Recourse Loan; second, to accrued interest on the Limited Recourse Loan; and third, as additional interest. If, however, the maturity date of the Limited Recourse Loan is after June 30, 1998, but before December 31, 1999, the Remaining amount will be applied: first, to the payment of the principal amount; second, to the extent of available funds, on a pari passu basis, to accrued interest on the Limited Recourse Loan and a distribution in addition to the Total Distribution, in the form of a Dividend Accrual; and third, as additional interest to the noteholder. The distribution in addition to the Total Distribution will be calculated as interest accruing each day during the period beginning July 1, 1998, through the maturity date at a rate equal to 6.0% per annum on the difference between $14.00 and the portion of the Total Distribution previously paid or distributed to shareholders of the Parent Company prior to the Final Distribution, multiplied by the number of outstanding Common Shares on the day the calculation is made. If the balance of the Remaining Amount is insufficient to satisfy both accrued interest and the additional distribution, the remaining balance will be paid on a pro rata basis with respect to such amounts.

                             NOBEL INSURANCE LIMITED
                        IN MEMBERS VOLUNTARY LIQUIDATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                  years ended December 31, 1998, 1997 and 1996

7.   MORTGAGE NOTE AND LOANS PAYABLE (Cont'd)

If the Limited Recourse Loan matures on December 31, 1999, prior to payment of the Final Distribution, the total amount due and payable under the Limited Recourse Loan will be equal to all of the assets of the Parent Company in excess of (i) necessary reserves determined by the Liquidator for the payment of all remaining liabilities of the Parent Company, other than the Limited Recourse Loan and any U.S. federal taxes, and expenses of the Company to be incurred to complete the Liquidation plus (ii) the aggregate amount of the Total Distribution then remaining unpaid with respect to all then outstanding Common Shares. The Parent Company will apply payment: first, to payment of the principal amount of the Limited Recourse Loan; second, to accrued interest on the Limited Recourse Loan; and third as additional interest.

Included in other liabilities at December 31, 1997 are mortgage loans and other bank loans payable. During 1996, the Company executed a credit agreement for a five (5) year term loan facility commitment in the amount of $15,000,000. Term loans were evidenced by a Term Note with interest payable with respect to the unpaid principal amount of each Term Note at a base rate (Prime) or at the adjusted London Interbank Eurodollars rate (LIBOR) depending on what interest basis the loan is made. The uses of the term loan facility commitment were to repay existing bank indebtedness at the time of closing, to make contributions to the equity of Nobel Insurance Company, and to meet other business expansion opportunities. The credit agreement was secured by all the outstanding stock of NHI and its subsidiaries. The term loan was repaid in 1998 out of the proceeds of sale of the U.S. Subsidiaries.

The credit agreement imposed certain financial covenants including consolidated net worth amount, capitalization ratio, earnings coverage ratio, capital expenditures amounts, statutory surplus amount, operating leverage ratios, fixed change coverage ratios and risk based capital amount. As of December 31, 1997, the Company had not met the earnings coverage ratio. The Company received from the lender a waiver of the event of default for the year ended December 31, 1997.

The Company entered into an interest rate swap agreement with the lender, which terminated originally on October 1, 2001. Under this agreement, the Company paid a fixed rate of 6.8% on $5,000,000 of the credit agreement. If the current rates were less than 6.8% the lender received the difference between the fixed rate and the current rate. If the rate went above the 6.8% the lender paid the company the difference. During 1997 and 1996, the Company paid the lender approximately $59,000 and $29,000 respectively, under the swap arrangements. During 1998, the Company terminated the swap arrangements by paying the lender the fair market value thereof.

                             NOBEL INSURANCE LIMITED
                        IN MEMBERS VOLUNTARY LIQUIDATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                  years ended December 31, 1998, 1997 and 1996

7.   MORTGAGE NOTE AND LOANS PAYABLE (Cont'd)

Mortgages, notes payable and obligations under capital leases included in other liabilities are as follows (in thousands):

                DECEMBER 31,                                            1997
                ------------------------------------------------------------
                Real Estate........................................   $  954
                Credit Agreement Term Loan Facility................    3,538
                                                                       -----
                                                                      $4,492
                                                                       =====

Interest expense of $370,000, $336,000 and $362,000 in 1998, 1997 and 1996,
respectively, approximated interest paid.

8.   INCOME TAXES

The effect of income taxes on operations is presented below (in thousands):



YEARS ENDED DECEMBER 31,                             1998              1997              1996
--------------------------------------------------------------------------------------------------------------
  Net income before income taxes................... $14,076        $   3,220        $    2,218
  Non U.S. source - not subject to tax.............   1,213              800             4,449
                                                     ------         --------            ------
  U.S. source - subject to tax..................... $12,863        $   2,420        $   (2,231)
                                                     ======         ========             =====

  Computed "expected" tax expense (benefit) @ 34%.. $ 4,373        $     823        $     (758)
  Reduction for tax exempt interest................    (286)            (196)             (417)
   Change in deferred tax
       valuation allowance.........................    -                  -               (907)
   Unutilized alternative minimum tax..............     472               -                 -
   Non-allowed meals and entertainment.............       9               -                 -
   Others..........................................    (106)             138                13
                                                       -----        --------            ------
  Income Tax Expense (Benefit)..................... $ 4,462        $     765          $ (2,069)
                                                      =====         ========            ======


                             NOBEL INSURANCE LIMITED
                        IN MEMBERS VOLUNTARY LIQUIDATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                  years ended December 31, 1998, 1997 and 1996

8.   INCOME TAXES (Cont'd)

As a result of the sale of the U.S. operating assets and the subsequent dissolution of NHI, all deferred tax assets and liabilities were reversed. The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1997 are presented below:




DECEMBER 31,                                                              1997
---------------------------------------------------------------------------------------
                                                                 (DOLLARS IN THOUSANDS)
Deferred tax assets:
   Accounts receivable, principally due to
      allowance for doubtful accounts.......................                  $    34
  Claims reserves, principally due to discounting
      for tax...............................................                    1,839
  Unearned premium adjustment...............................                    1,339
  Net operating loss carryforwards..........................                    2,774
  Other.....................................................                      754
                                                                             --------
      Total gross deferred tax assets.......................                    6,740
                                                                                -----

Deferred tax liabilities:
  Deferred policy acquisition costs.........................                   (1,511)
  Unrealized gains on investments available for sale........                     (634)
  Other.....................................................                     (893)
                                                                             ---------
      Total gross deferred tax liabilities..................                   (3,038)
                                                                              --------
             Net deferred tax asset.........................                  $  3,702
                                                                               ========


The Company made tax payments of $346,000, $4,000, and $50,000 in 1998, 1997 and 1996, respectively.

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

                             NOBEL INSURANCE LIMITED
                        IN MEMBERS VOLUNTARY LIQUIDATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                  years ended December 31, 1998, 1997 and 1996

9.   NET ADJUSTMENT TO LIQUIDATION BASIS OF ACCOUNTING

The net adjustment at December 31, 1998 to convert from the going concern basis of accounting to the liquidation basis of accounting consisted of the following (in thousands):


                                                                        Income
                                                                       (Expense)
Write off of prepaid insurance                                         $    (31)
Estimated costs associated with carrying out plan of liquidation           (150)
Additional interest income to be received on short-term investments         454
Interest on note payable                                                   (248)
                                                                       --------
                                                                       $     25
                                                                       ========


10.  SHAREHOLDERS' EQUITY AND RESTRICTIONS

Under the Bermuda Insurance Act of 1978 and related regulations, the Parent Company is required to maintain minimum levels of solvency and liquidity. Accordingly, the distribution of earnings by declaration of dividends is limited to the lower of the amount of retained earnings or the excess of shareholders' equity over the statutory minimum requirements.

At the special shareholders general meeting held June 18, 1998, the shareholders approved and adopted the Stock Purchase Agreement and the Plan of Liquidation. In order to comply with Bermuda company law regulating dividend payments, effective with this approval the Parent Company reduced the par value of its capital shares from $1.00 to $.05 per share and the amount of the reduction was transferred to its contributed surplus account. Also the 3,302,772 shares of treasury stock were retired and the costs of such shares reduced the capital share account by $3,303,000 and the contributed surplus account by $26,660,000. On July 3, 1998, the Parent Company paid an initial liquidating distribution of approximately $60,197,000 or $13.00 per share to shareholders of record on June 29, 1998.

The special meeting of shareholders which commenced on June 18, 1998 and was temporarily adjourned pursuant to the Plan of Liquidation adopted by the shareholders on June 18, 1998, was reconvened on July 10, 1998 to approve the voluntary winding up of the Parent Company under Bermuda law and to appoint the statutory liquidator to conduct the liquidation under the Bermuda Companies Act. The liquidator is presently in the process of liquidating the Parent Company.

                             NOBEL INSURANCE LIMITED
                        IN MEMBERS VOLUNTARY LIQUIDATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                  years ended December 31, 1998, 1997 and 1996

10.  SHAREHOLDERS' EQUITY AND RESTRICTIONS (Cont'd)

Retained earnings of the property and casualty subsidiaries available for distribution as dividends prior to the Sale of the U.S. subsidiaries was limited by law to insurance regulatory approval in certain cases. Approval was required for the payment of any dividend which exceeded the greater of either 10% of property and casualty statutory capital stock and surplus as of the preceding December 31 or net income of the preceding calendar year on a statutory basis.

Net income and shareholders' equity of the U.S. insurance subsidiary, as filed with regulatory authorities on the basis of statutory accounting practices, are as follows:


             YEARS ENDED DECEMBER 31,                         1997             1996
             -----------------------------------------------------------------------
             Statutory net income.......................   $   899,000   $   268,000

             DECEMBER 31,                                     1997             1996
             -----------------------------------------------------------------------

             Statutory shareholder's equity.............   $34,988,000    $35,513,000



Nobel Insurance Company, domiciled in Texas, prepared statutory financial statements in accordance with the accounting practices prescribed or permitted by the insurance department of that state. Prescribed statutory accounting practices include a variety of publications of the National Association of Insurance Commissioners as well as state laws, regulations, and general administrative rules. Permitted statutory accounting practices encompass all accounting practices not so prescribed.

In 1997, the Board of Directors had the authorization to purchase 336,000 Nobel shares in open market transactions. During 1997, the Company acquired 30,400 shares at a cost of $361,000, or an average cost of $11.875 per share. The shares purchased reduced the capital shares outstanding and the cost of shares purchased was deducted from shareholders' equity. The Company was precluded from any further share repurchase under the terms of the Stock Purchase Agreement.

The Parent Company has an Incentive Stock Option Plan (the "ISO Plan"), covering 800,000 capital shares of the Company. Unless terminated earlier by action of the Board of Directors of the Company, the ISO Plan will terminate in March 2001. The exercise price of all options granted pursuant to the ISO Plan must be equal to at least the fair market value of the capital shares on the date of grant. The options generally vest over a period of from one to four years, with terms, which range from three to ten years. The options are granted with stock appreciation rights ("SAR") which gives the Company the right to pay, upon exercise of an option, the difference between the fair market value of the optional shares and the option exercise price in shares, cash or a combination of both. The Company adopted a policy which allows option holders to purchase stock under the ISO Plan. Except at the Company's discretion, an individual option holder could redeem up to 1,000 option shares by cash payment under the SAR.

                             NOBEL INSURANCE LIMITED
                        IN MEMBERS VOLUNTARY LIQUIDATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                  years ended December 31, 1998, 1997 and 1996

10.  SHAREHOLDERS' EQUITY AND RESTRICTIONS (Cont'd)

Also, the Company has granted stock options to non-employees pursuant to the Non-Employee Directors' Stock Option Plan, as amended in 1995 covering up to 300,000 shares, or based on the approval of the Board of Directors. These options generally vest over a period of one year, with terms which range from five to ten years. Unless terminated earlier by action of the Board of Directors, the Directors' Plan will terminate in May 2001.

Pursuant to the Sale Agreement with RenaissanceRe, certain executive officers of the U.S. Subsidiaries agreed to convert options to purchase an aggregate of 155,118 common shares outstanding under the Company's Employee Stock option Plan into 48,056 options to purchase RenaissanceRe shares at equivalent terms and conditions. The conversion ratio was based on the closing market value of RenaissanceRe shares of $45.19 on June 25, 1998 and $14.00 per share value for Nobel shares. With respect to all other options outstanding under the Company's Employee Stock Option Plan, the Company and RenaissanceRe agreed to accelerate vesting and pay the stock appreciation value based on $14.00 per share immediately upon the June 25, 1998 closing.

A summary of the status of the Company's stock option plans as of December 31, 1998, 1997 and 1996 and changes during the years ending on those dates is presented below:



                                                    1998                   1997                    1996
                                                    ----                   ----                    ----
                                                      Weighted                 Weighted               Weighted
                                                      -Average                 -Average               -Average
                                                      Exercise                 Exercise               Exercise
                                             Shares     Price       Shares       Price      Shares      Price
                                             ------     -----       ------       -----      ------      -----
Options outstanding at beginning of year     375,409       $ 9.21     385,584      $ 8.03    439,742       $6.57
Granted                                           -             -      75,775       12.49     65,450       11.38
Exercised                                   (127,446)        8.61    ( 69,340)       6.28   (119,033)       4.48
                                            (
Forfeited                                    92,245)         8.26    ( 16,610)       9.01       (575)       8.03
Converted to options to purchase
Renaissance Re shares                       (155,718)           -           -           -          -           -
                                            --------               ----------             ----------
Options outstanding at end of year                 -            -     375,409        9.21    385,584        8.03
                                            ========                =========              =========
Options exercisable at end of year                 -            -     273,493        8.74    242,477        7.32
                                            ========                =========              =========



In 1998, 1997 and 1996, employee options covering 3,060, 3,870 and 2,300 shares, respectively, were exercised and the Company elected to pay the stock appreciation value of $17,998, $22,801, and $15,000, respectively. As a result of the exercise of employee and director options in 1998, capital shares were increased $124,000 and contributed surplus was increased $956,000.

                             NOBEL INSURANCE LIMITED
                        IN MEMBERS VOLUNTARY LIQUIDATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                  years ended December 31, 1998, 1997 and 1996

10.  SHAREHOLDERS' EQUITY AND RESTRICTIONS (Cont'd)

The Company implemented Statement of Financial Accounting Standards No. 123 (FAS
123) at December 31, 1996. As provided for in FAS 123, the Company has elected to continue to apply the intrinsic value method to recognize compensation cost related to stock options. Under this method, no compensation cost related to the stock options granted in 1997 or 1996 has been reflected in the accompanying consolidated financial statements. The following pro forma amounts reflect the difference between compensation cost included in net income, as reported, and the related cost that would have been recognized had the fair value method introduced in FAS 123 been used:


                                                    JULY 11, 1998
                                                     THROUGH TO       JANUARY 1, 1998
                                                    DECEMBER 31,     THROUGH JULY 10,
                                                         1998               1998               1997              1996
                                                         ----               ----               ----              ----
       Net income             As reported                $225              $9,414             $ 2,455          $ 4,287
                                                         ====              ======             =======          =======
                              Pro forma                  $225              $9,414             $ 2,386          $ 4,224
                                                         ====              ======             =======          =======

       Net income per         As reported:
       share
                              Basic                     $0.05              $2.03              $ 0.55            $ 0.94
                                                        =====              =====              ======            ======
                              Diluted                   $0.05              $2.03              $ 0.53           $ 0.92
                                                        =====              =====              ======           ======

                              Pro forma:
                              Basic                     $0.05              $2.03              $ 0.53            $ 0.93
                                                        =====              =====              ======            ======
                              Diluted                   $0.05              $2.03              $ 0.52           $ 0.91
                                                        =====              =====              ======           ======


During the initial phase-in period, the effects indicated above may not be representative of the effects on net income and net income per share for future years.

The Company uses the Black-Scholes option pricing model to estimate the fair values of options. Under this method, the fair value of options granted during 1997 and 1996, as well as the significant assumptions used in the calculation, are as follows:


                                                                  1997           1996
                                                                  ----           ----
           Grant-date fair value of options granted
                during the year                                $ 1.49          $ 1.16
           Risk-free interest rate                               5.76%           5.31%
           Expected life in years                                1.32            1.10
           Expected volatility                                     25%             25%
           Expected dividends                                   $ .20           $ .20


                             NOBEL INSURANCE LIMITED
                        IN MEMBERS VOLUNTARY LIQUIDATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                  years ended December 31, 1998, 1997 and 1996

11.  COMMITMENTS AND CONTINGENCIES

The Company is not a party, either as plaintiff or defendant, to any material proceedings other than those routinely encountered in claims activity. It is management's opinion, after consulting with counsel and a review of the facts that the ultimate liability, if any, arising from any single contingency or in the aggregate, will not have any material adverse effect on the Company's consolidated financial position or results of operations.

12.  401K PROFIT SHARING PLAN

Prior to the Sale of the U.S. Subsidiaries, the Company sponsored a 401k Profit Sharing Plan for eligible employees. The basic plan provisions for the 401k included participation after six months of service; vesting over five years at 20% per year; 100% employer matching up to 4% of base compensation; and prior years of service counting towards the vesting requirement. Funding for the 401k was provided at each pay period. The amount funded and expensed by the Company for employer matching was $148,000, $315,000, and $305,000 in 1998, 1997 and
1996, respectively.

13.  UNCERTAINTY DUE TO THE YEAR 2000 ISSUE

The Year 2000 Issue arises because many computerized systems use two digits rather than four to identify a year. Date-sensitive systems may recognize the year 2000 as 1900 or some other date, resulting in errors when information using year 2000 dates is processed. In addition, similar problems may arise in some systems which use certain dates in 1999 to represent something other than a date. The effects of the Year 2000 Issue may be experienced before, on, or after January 1, 2000, and, if not addressed, the impact on operations and financial reporting may range from minor errors to significant systems failure which could affect an entity's ability to conduct normal business operations. It is not possible to be certain that all aspects of the Year 2000 Issue affecting the Company, including those related to the efforts of customers, suppliers, or other third parties, will be fully resolved.