Form 10-Q
period 1999-03-31
NOBEL INSURANCE LTD
filed 1999-11-10
CIK 354392

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1999

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes__ No X

         4,630,542 Capital Shares, $0.05 par value, were outstanding at March 31, 1999.

                        PART I-- FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                            NOBEL INSURANCE LIMITED
                       IN MEMBERS VOLUNTARY LIQUIDATION
             CONSOLIDATED STATEMENTS OF NET ASSETS IN LIQUIDATION
                   (EXPRESSED IN THOUSANDS OF U. S. DOLLARS)


                                                                       MARCH 31,              DECEMBER 31,
                                                                          1999                    1998
                                                                       ---------              ------------
ASSETS

Cash and cash equivalents                                               $ 13,642                $ 13,550
Income taxes receivable                                                      217                     217
Accrued interest income                                                      273                     454
                                                                        --------                --------

                                                                          14,132                  14,221
                                                                        --------                --------

LIABILITIES

Accounts payable and accrued liabilities                                      80                     169
Note payable                                                               8,894                   8,894
Interest on note payable                                                     248                     248
Estimated costs to complete liquidation                                      150                     150
                                                                        --------                --------

                                                                           9,372                   9,461
                                                                        --------                --------

NET ASSETS IN LIQUIDATION AT END OF PERIOD                              $  4,760                $  4,760
                                                                        ========                ========


         SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                            NOBEL INSURANCE LIMITED
                       IN MEMBERS VOLUNTARY LIQUIDATION
        CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS IN LIQUIDATION
                              (LIQUIDATION BASIS)
                   (EXPRESSED IN THOUSANDS OF U.S. DOLLARS)

                                                                  THREE MONTHS ENDED        JULY 11, 1998-
                                                                     MARCH 31, 1999        DECEMBER 31, 1998
                                                                  ------------------       -----------------
NET ASSETS IN LIQUIDATION, BEGINNING OF PERIOD                        $    4,760               $  64,732

Partial liquidating distributions to shareholders                             --                 (60,197)

Net income                                                                    --                     225
                                                                      ----------               ---------

NET ASSETS IN LIQUIDATION, END OF PERIOD                              $    4,760               $   4,760
                                                                      ==========               =========


         SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


                                         NOBEL INSURANCE LIMITED
                                    IN MEMBERS VOLUNTARY LIQUIDATION
                                   CONSOLIDATED STATEMENTS OF OPERATIONS
                   (EXPRESSED IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE AMOUNTS)

                                                             (LIQUIDATION BASIS)    (GOING CONCERN BASIS)
                                                              THREE MONTHS ENDED      THREE MONTHS ENDED
                                                                MARCH 31, 1999          MARCH 31, 1998
                                                             --------------------   ----------------------
REVENUES:
   Premiums written                                                $     --                $ 17,800
   Reinsurance purchased                                                 --                  (8,592)
                                                                   --------                --------

   Net premiums written                                                  --                $  9,208
                                                                   ========                ========

   Premiums earned                                                       --                $ 21,492
   Premiums ceded                                                        --                 (13,364)
                                                                   --------                --------

   Net premiums earned                                                   --                   8,128
   Net investment income                                                181                   1,267
   Net investment gains                                                  --                     647
   Claim adjusting fees earned                                           --                   1,485
                                                                   --------                --------

     Total revenues                                                     181                  11,527
                                                                   --------                --------

EXPENSES:
   Claims and claims expenses                                            --                  16,431
   Reinsurance recoveries                                                --                 (10,187)
                                                                   --------                --------
   Net claims and claims expenses                                        --                   6,244
   Net service fees and commissions                                      --                   2,466
   General and administrative expenses                                   17                   3,947
                                                                   --------                --------

     Total expenses                                                      17                  12,657
                                                                   --------                --------

   Net income before income taxes                                       164                  (1,130)
                                                                   --------                --------

   Income tax expenses
     Current                                                             --                      --
     Deferred                                                            --                    (540)
                                                                   --------                --------
   Income tax expenses (benefit)                                         --                    (540)
                                                                   --------                --------
   Net income before adjustment to liquidation basis                    164                    (590)
   Adjustment to liquidation basis of accounting                       (164)                     --
                                                                   --------                --------
NET INCOME                                                         $     --                $   (590)
                                                                   ========                ========

PER SHARE DATA:
   Earnings per share:
     Basic                                                         $     --                $  (0.13)
                                                                   ========                ========

     Diluted                                                       $     --                $  (0.13)
                                                                   ========                ========

         SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


                                        NOBEL INSURANCE LIMITED
                                   IN MEMBERS VOLUNTARY LIQUIDATION
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (EXPRESSED IN THOUSANDS OF U.S. DOLLARS)

                                                                (LIQUIDATION BASIS)     (GOING CONCERN BASIS)
                                                                 THREE MONTHS ENDED       THREE MONTHS ENDED
                                                                   MARCH 31, 1999            MARCH 31, 1998
                                                               -----------------------  -----------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                           $   --                  (590)
Adjustments to reconcile net income to net cash
     from operating activities:
   Depreciation and amortization                                         --                   475
   Net realized investment gains                                         --                  (647)
   Decrease (increase) in deferred policy
     acquisition costs                                                   --                  (555)
   Deferred tax expense (benefit)                                        --                  (540)
   Increase (decrease) in reserve for claims and
     claims expenses                                                     --                (1,694)
   Increase (decrease) in unearned premiums                              --                (3,692)
   Increase (decrease) in accounts payable and
     accrued liabilities                                                (89)               (2,820)
   Increase (decrease) in deferred service fee
     income                                                              --                   (65)
   Decrease (increase) in net premiums receivable                        --                 3,131
   Decrease (increase) in accrued interest income                       181                    38
   Increase in reinsurance recoverable                                   --                (7,162)
   Decrease (increase) in prepaid reinsurance
     premiums                                                            --                 4,772
   Decrease (increase) in other assets                                   --                   148
   Decrease in funds held by reinsurance companies                       --                   865
   Net (additions) dispositions from trading portfolio
     investments                                                         --                  (781)
                                                                     ------                ------
   Net cash provided from (used by) operating
     activities                                                          92                (9,117)
                                                                     ------                ------

         SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


                                     NOBEL INSURANCE LIMITED
                                  IN MEMBERS VOLUNTARY LIQUIDATION
                          CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                              (EXPRESSED IN THOUSANDS OF U.S. DOLLARS)

                                                                  (LIQUIDATION BASIS)     (GOING CONCERN BASIS)
                                                                  THREE MONTHS ENDED       THREE MONTHS ENDED
                                                                    MARCH 31, 1999           MARCH 31, 1998
                                                                -----------------------   ----------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from investments sold or matured:
   Fixed maturities, available for sale                                      --                 30,500
   Equity securities, available for sale                                     --                     --
Purchase of investments:
   Fixed maturities, available for sale                                      --                (14,829)
   Equity securities, available for sale                                     --                     --
Payments on acquisitions                                                     --                     (1)
Purchase of software, property and equipment                                 --                     --
                                                                       --------               --------

   Net cash provided from investing activities                               --                 15,670
                                                                       --------               --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of capital shares                                     --                    250
Repayment of notes payable and capital
     lease obligation                                                        --                    (19)
                                                                       --------               --------
   Net cash (used by) provided from financing activities                     --                    231
                                                                       --------               --------

NET (DECREASE) INCREASE IN CASH AND
CASH EQUIVALENTS                                                             92                  6,784

CASH AND CASH EQUIVALENTS,
BEGINNING OF PERIOD                                                      13,550                 17,858
                                                                       --------               --------

CASH AND CASH EQUIVALENTS,
END OF PERIOD                                                            13,642               $ 24,642
                                                                       ========               ========

         SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                             NOBEL INSURANCE LIMITED
                        IN MEMBERS VOLUNTARY LIQUIDATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

         The Consolidated Statement of Net Assets in Liquidation at March 31, 1999, Consolidated Statement of Changes in net Assets in Liquidation for the three months ended March 31, 1999, Consolidated Statements of Operations for the three months ended March 31, 1999 and 1998 and Consolidated Statements of Cash Flows for the three months ended March 31, 1999 and 1998 have not been examined by independent accountants, but, in the opinion of Nobel Insurance Limited (the "Company"), all adjustments necessary for a fair presentation of the financial position and results of operations for the periods indicated have been included.

         The Company was incorporated on December 15, 1978 under the laws of the Islands of Bermuda and commenced operations on January 1, 1979. Prior to entering into Liquidation as discussed below, the Company and its subsidiaries' operations consisted of reinsuring and insuring certain property, fidelity, surety, general and automobile liability and automobile physical damage risks and providing services in connection therewith, which constituted one industry segment (property and casualty insurance).

         On June 18, 1998, the Company's shareholders approved the sale of its United States operating assets to a wholly owned subsidiary of Renaissance Re Holdings Ltd., an Islands of Bermuda company
("RenaissanceRe"), and approved and adopted the Plan of Liquidation of the Company. On June 25, 1998, the Company completed the sale of its operating assets.

         On July 10, 1998, pursuant to the Plan of Liquidation, the shareholders of the Company approved the voluntary winding up of the Company (the "Liquidation") in accordance with the laws of Bermuda and the appointment of Malcolm Butterfield of the Bermuda office of KPMG Peat Marwick ("KPMG"), Chartered Accountants, as the liquidator of the Company (in such capacity, the "Liquidator") to act as Liquidator to oversee the Liquidation under the Bermuda Companies Act. The Liquidation is currently in progress.

         The consolidated financial statements include the accounts of the Company and, for the three months ended March 31, 1998, the Company's U.S. wholly owned subsidiaries. All intercompany transactions and balances have been eliminated.

         These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The consolidated financial statements for the three months ended March 31, 1998 were prepared on a going concern basis of accounting that contemplates realization of assets and satisfaction of liabilities in the normal course of business. Effective July 11, 1998 the Company has adopted the liquidation basis of accounting for presenting its consolidated financial statements. Under this basis of accounting, assets and liabilities are stated at their net realizable value and estimated costs through the liquidation date are provided to the extent reasonably determinable.

         The consolidated financial statements present the Net Assets in Liquidation of the Company as at March 31, 1999. The Net Assets in Liquidation represents the estimated funds that may be remitted to the shareholders upon the completion of the liquidation. These amounts are summarized as follows:

Final Liquidating distribution of $1.00 cash per Capital Share          $ 4,631
Dividend Accrual to Stockholders                                            129
                                                                        -------

                                                                        $ 4,760
                                                                        =======

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           ---------------------------------------------------------------
           RESULTS OF OPERATIONS
           ---------------------

RESULTS OF OPERATIONS

         Premiums written, reinsurance purchased, net premiums earned, net claims and claims expenses and acquisition cost in the three months ended March 31, 1999 all show decreases in comparison to the three months ended March 31, 1998 due to the disposal of the insurance operations in the second quarter of 1998. During the three months ended March 31, 1999, the Company was engaged in the voluntary liquidation and winding up of its business and no longer had the insurance and claims adjusting operations.

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

LIQUIDITY AND CAPITAL RESOURCES

         The principal cash requirements of the Company as of March 31, 1999 were payments of accounts payable and payment of liquidating and winding up of Company expenses, payment of a final distribution of up to $1.00 per share to the shareholders, and repayment of a limited recourse note to RenaissanceRe and interest in accordance with the approved Plan of Liquidation.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
           ----------------------------------------------------------

         Not applicable.

                           PART II--OTHER INFORMATION

ITEM  1.   LEGAL PROCEEDINGS
           -----------------

         Not applicable.

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS
           -----------------------------------------

         Not applicable.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
           -------------------------------

         Not applicable.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
           ---------------------------------------------------

         None.

ITEM 5.    OTHER INFORMATION
           -----------------

         None.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K
           --------------------------------

         Exhibit 27                 Financial Data Schedule

                                   SIGNATURES

         Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of November 9, 1999.

                                           NOBEL INSURANCE LIMITED


                                           By:  /s/ MALCOLM BUTTERFIELD
                                               ------------------------------
                                               Malcolm Butterfield,
                                               Liquidator