Form 10-Q
period 1999-06-30
NOBEL INSURANCE LTD
filed 1999-11-10
CIK 354392

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1999

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


       Registrant's telephone number, including area code: (441) 295-5063


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes     No X
                                             ---    ---

         4,630,542 Capital Shares, $0.05 par value, were outstanding at June 30, 1999.

                         PART I-- FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                             NOBEL INSURANCE LIMITED
                        IN MEMBERS VOLUNTARY LIQUIDATION
              CONSOLIDATED STATEMENTS OF NET ASSETS IN LIQUIDATION
                    (EXPRESSED IN THOUSANDS OF U.S. DOLLARS)

                                                    JUNE 30,       DECEMBER 31,
                                                      1999             1998
                                                    -------        ------------
ASSETS

Cash and cash equivalents                           $13,970           $13,550
Income taxes receivable                                  --               217
Accrued interest income                                 259               454
                                                    -------           -------

                                                     14,229            14,221
                                                    -------           -------

LIABILITIES

Accounts payable and accrued liabilities                177               169
Note payable                                          8,894             8,894
Interest on note payable                                248               248
Estimated costs to complete liquidation                 150               150
                                                    -------           -------

                                                      9,469             9,461
                                                    -------           -------

NET ASSETS IN LIQUIDATION AT END OF PERIOD          $ 4,760           $ 4,760
                                                    =======           =======

         SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                             NOBEL INSURANCE LIMITED
                        IN MEMBERS VOLUNTARY LIQUIDATION
         CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS IN LIQUIDATION
                               (LIQUIDATION BASIS)
                    (EXPRESSED IN THOUSANDS OF U.S. DOLLARS)


                                                       SIX MONTHS ENDED       JULY 11, 1998-
                                                         JUNE 30, 1999      DECEMBER 31, 1998
                                                       -----------------    -----------------
NET ASSETS IN LIQUIDATION, BEGINNING OF PERIOD              $  4,760             $ 64,732

Partial liquidating distributions to shareholders                 --              (60,197)

Net income                                                        --                  225
                                                            --------             --------

NET ASSETS IN LIQUIDATION, END OF PERIOD                    $  4,760             $  4,760
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


                                  (LIQUIDATION BASIS) (GOING CONCERN BASIS) (LIQUIDATION BASIS) (GOING CONCERN BASIS)
                                     THREE MONTHS          THREE MONTHS          SIX MONTHS           SIX MONTHS
                                        ENDED                 ENDED                ENDED                ENDED
                                     JUNE 30, 1999        JUNE 30, 1998        JUNE 30, 1999        JUNE 30, 1998
                                     -------------        -------------        -------------        -------------
REVENUES:
 Premiums written                       $   --             $ 19,173              $     --             $ 36,974
 Reinsurance purchased                      --               (1,934)                   --              (10,526)
                                        --------           --------                --------           --------

 Net premiums written                       --             $ 17,239              $     --             $ 26,448
                                        ========           ========                ========           ========

 Premiums earned                        $   --             $ 17,988              $     --             $ 39,480
 Premiums ceded                             --               (5,177)                   --              (18,541)
                                        --------           --------                --------           --------

 Net premiums earned                        --               12,811                    --               20,939
 Net investment income                       316              1,111                     497              2,378
 Net investment gains                       --                1,522                    --                2,169
 Claim adjusting fees earned                --                1,995                    --                3,480
                                        --------           --------                --------           --------

    Total revenues                           316             17,439                     497             28,966
                                        --------           --------                --------           --------


EXPENSES:
 Claims and claims expenses                 --               23,593                    --               40,024
 Reinsurance recoveries                     --               (1,147)                   --              (11,334)
                                        --------           --------                --------           --------

 Net claims and claims expenses             --               22,446                    --               28,690
 Net service fees and commissions           --                3,089                    --                5,555
 General and administrative expenses         223              5,910                     240              9,857
                                        --------           --------                --------           --------
      Total expenses                         223             31,445                     240             44,102
                                        --------           --------                --------           --------
 Net income before disposal of
    operations and income taxes             --              (14,006)                   --              (15,136)

 Gain in disposal of U.S. operations        --               29,012                    --               29,012
                                        --------           --------                --------           --------

 Net income before income taxes               93             15,006                     257             13,876
                                        --------           --------                --------           --------

 Income tax expenses (benefit)
   Current                                  (220)               344                    (220)               344
   Deferred                                 --                4,875                    --                4,335
                                        --------           --------                --------           --------

 Income tax expenses (benefit)              (220)             5,219                    (220)             4,679
                                        --------           --------                --------           --------
 Net income before adjustment
  to liquidation basis                       313              9,787                     477              9,197
 Adjustment to liquidation basis
  of accounting                             (313)              --                      (477)              --
                                        --------           --------                --------           --------

NET INCOME                            $     --             $  9,787             $      --             $  9,197
                                        ========           ========                ========           ========

PER SHARE DATA:
 Earnings per share:
  Basic                               $     --             $   2.14             $      --             $   2.02
                                        ========           ========                ========           ========
  Diluted                             $     --             $   2.14             $      --             $   2.02
                                        ========           ========                ========           ========


        SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                            NOBEL INSURANCE LIMITED
                       IN MEMBERS VOLUNTARY LIQUIDATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                   (EXPRESSED IN THOUSANDS OF U.S. DOLLARS)


                                                                  (LIQUIDATION BASIS)    (GOING CONCERN BASIS)
                                                                   SIX MONTHS ENDED        SIX MONTHS ENDED
                                                                     JUNE 30, 1999          JUNE 30, 1998
                                                                  -------------------    ---------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                              $  --                     9,197
Adjustments to reconcile net income to net cash
   from operating activities:
 Depreciation and amortization                                             --                     2,098
 Net realized investment gains                                             --                      (859)
 Decrease (increase) in deferred policy
       acquisition costs                                                   --                    (1,105)
 Deferred tax expense (benefit)                                            --                     4,335
 Increase (decrease) in reserve for claims and
       claims expenses                                                     --                     5,618
 Increase (decrease) in unearned premiums                                  --                    (2,507)
 Increase (decrease) in accounts payable and
       accrued liabilities                                                    8                     416
 Increase (decrease) in deferred service fee
       income                                                              --                      (277)
 Decrease (increase) in net premiums receivable                            --                   (31,971)
 Decrease (increase) in accrued interest income                             195                     368
 Increase in reinsurance recoverable                                       --                    (3,951)
 Decrease (increase) in prepaid reinsurance
       premiums                                                            --                     8,016
 Decrease (increase) in other assets                                        217                   2,128
 Decrease in funds held by reinsurance companies                           --                       936
 Net (additions) dispositions from trading portfolio
       investments                                                         --                    (1,188)
 Proceeds from sale of U.S. operations,
       net of cash sold                                                    --                    47,129
 (Gains) from sale of U.S. operations                                      --                   (29,012)
 (Gains) on disposal of other assets                                       --                       (36)
                                                                        -------                 -------

 Net cash provided from (used by) operating
       activities                                                           420                   9,335
                                                                        -------                 -------


        SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS








                            NOBEL INSURANCE LIMITED
                       IN MEMBERS VOLUNTARY LIQUIDATION
               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                   (EXPRESSED IN THOUSANDS OF U.S. DOLLARS)


                                                             (LIQUIDATION BASIS)    (GOING CONCERN BASIS)
                                                              SIX MONTHS ENDED        SIX MONTHS ENDED
                                                                June 30, 1999          June 30, 1998
                                                             -------------------    ---------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from investments sold or matured:
  Fixed maturities, available for sale                                --                  42,751
  Equity securities, available for sale                               --                    --
Purchase of investments:
  Fixed maturities, available for sale                                --                 (15,869)
  Equity securities, available for sale                               --                    --
Payments on acquisitions                                              --                      (1)
Purchase of software, property and equipment                          --                      55
                                                                  --------              --------

  Net cash provided from investing activities                         --                  26,936
                                                                  --------              --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable                                           --                   8,894
Proceeds from issuance of capital shares                              --                     980
Repayment of notes payable and capital
  lease obligation                                                    --                  (4,493)
                                                                  --------              --------
  Net cash (used by) provided from financing activities               --                   5,381
                                                                  --------              --------

NET (DECREASE) INCREASE IN CASH AND
CASH EQUIVALENTS                                                       420                41,652

CASH AND CASH EQUIVALENTS,
BEGINNING OF PERIOD                                                 13,550                17,858
                                                                  --------              --------

CASH AND CASH EQUIVALENTS,
END OF PERIOD                                                     $ 13,970              $ 59,510
                                                                  ========              ========


         SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                             NOBEL INSURANCE LIMITED
                        IN MEMBERS VOLUNTARY LIQUIDATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


         The Consolidated Statement of Net Assets in Liquidation at June 30, 1999, Consolidated Statement of Changes in net Assets in Liquidation for the six months ended June 30, 1999, Consolidated Statements of Operations for the three months ended June 30, 1999 and 1998, and for the six months ended June 30, 1999 and 1998, and Consolidated Statements of Cash Flows for the six months ended June 30, 1999 and 1998 have not been examined by independent accountants, but, in the opinion of Nobel Insurance Limited (the "Company"), all adjustments necessary for a fair presentation of the financial position and results of operations for the periods indicated have been included.

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

         The consolidated financial statements include the accounts of the Company and, for the three months and the six months ended June 30, 1998, the Company's U.S. wholly owned subsidiaries. All intercompany transactions and balances have been eliminated.

         These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The consolidated financial statements for the three months and the six months ended June 30, 1998 were prepared on a going concern basis of accounting that contemplates realization of assets and satisfaction of liabilities in the normal course of business. Effective July 11, 1998 the Company has adopted the liquidation basis of accounting for presenting its consolidated financial statements. Under this basis of accounting, assets and liabilities are stated at their net realizable value and estimated costs through the liquidation date are provided to the extent reasonably determinable.

         The consolidated financial statements present the Net Assets in Liquidation of the Company as at June 30, 1999. The Net Assets in Liquidation represents the estimated funds that may be remitted to the shareholders upon the completion of the liquidation. These amounts are summarized as follows:

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
                                                                   -------
                                                                   $ 4,760
                                                                   =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         Premiums written, reinsurance purchased, net premiums earned, net claims and claims expenses and acquisition cost in the three months and the six months ended June 30, 1999 all show decreases in comparison to the six months ended June 30, 1998 due to the disposal of the insurance operations in the second quarter of 1998. During the six months ended June 30, 1999, the Company was engaged in the voluntary liquidation and winding up of its business and no longer had the insurance and claims adjusting operations.

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

LIQUIDITY AND CAPITAL RESOURCES

         The principal cash requirements of the Company as of June 30, 1999 were payments of accounts payable and payment of liquidating and winding up of Company expenses, payment of a final distribution of up to $1.00 per share to the shareholders, and repayment of a limited recourse note to RenaissanceRe and interest in accordance with the approved Plan of Liquidation.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not applicable.

                           PART II--OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         Not applicable.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

         Exhibit 27   Financial Data Schedule

         (b) Reports on Form 8-K

         Current Report on Form 8-K dated April 19, 1999, and filed with the Commission on June 3, 1999, with respect to the Company's engagement of new certifying accountants

                                   SIGNATURES

         Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of November 9, 1999.



                                      NOBEL INSURANCE LIMITED


                                       By: /s/ Malcolm Butterfield
                                          ---------------------------------
                                          Malcolm Butterfield,
                                          Liquidator